Form 10QSB
period 1996-06-30
FLORIDA FIRST BANCORP INC
filed 1996-08-14
CIK 944628

                      Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB



/ X /      Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                       For Quarter Ended:  June 30, 1996
                                       or

/   /      Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


            For the transition period from            to
                                           ----------    ----------

                       Commission File Number:  0-25930


                         FLORIDA FIRST BANCORP, INC.
                         ---------------------------
             (Exact name of registrant as specified in its charter)


Florida                                                  59-3310686
- -------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

144 Harrison Avenue
Panama City, Florida                                     32401
- --------------------                                     ----------------------
(Address of Principal                                    (Zip Code)
Executive Office)


     Registrant's telephone number, including area code:  (904) 872-7000


                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X       NO
                                               -----        -----

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date is:

                Class:  Common Stock, par value $.01 per share
                  Outstanding at August 2, 1996:  3,393,095


       Transitional Small Business Disclosure Format: YES           NO   X
                                                          -----        -----

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I              FINANCIAL INFORMATION

Item 1              Financial Statements and Notes (Unaudited)
                    ------------------------------------------

                    Condensed Consolidated Statements of Financial
                    Condition as of June 30, 1996 and December 31, 1995                                             1

                    Condensed Consolidated Statements of Operations
                    for the Three and Six Months Ended June 30, 1996
                    and 1995                                                                                        2

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 1996 and 1995                                               3-4

                    Notes to Condensed Consolidated Financial
                    Statements                                                                                   5-11

Item 2              Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations                                                         12-26
                    -----------------------------------


PART II             OTHER INFORMATION

Item 1              Legal Proceedings                                                                              27
                    -----------------

Item 2              Changes in Securities                                                                          27
                    ---------------------

Item 3              Defaults upon Senior Securities                                                                27
                    -------------------------------

Item 4              Submission of Matters to a Vote of Security Holders                                            27
                    ---------------------------------------------------

Item 5              Other Information                                                                              27
                    -----------------

Item 6              Exhibits and Reports on Form 8-K                                                               27
                    --------------------------------

                    Signature Page                                                                                 28

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                  June 30, 1996     December 31, 1995
                                                                                  -------------     -----------------
                                                                                           (in thousands)
ASSETS
Cash                                                                                 $  4,827         $  5,686
Interest-bearing deposits                                                              24,297            8,751
                                                                                     --------         --------
 Cash and cash equivalents                                                             29,124           14,437
Loans held for sale                                                                     3,263            3,304
Securities available for sale - net                                                    41,070           32,543
Securities held to maturity - net
  (approximate market values - $45,360 and
   $68,640, respectively)                                                              45,843           68,848
Loans receivable - net                                                                170,295          171,379
Accrued interest receivable:
 Loans                                                                                  1,513            1,499
 Securities                                                                               463              552
Real estate owned                                                                         324              317
Premises and equipment - net                                                            4,374            4,401
Federal Home Loan Bank ("FHLB") stock - at cost                                         2,766            2,766
Deferred income taxes                                                                   2,034            1,852
Other assets                                                                            1,620            1,431
                                                                                     --------         --------

         TOTAL                                                                       $302,689         $303,329
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                             $245,652         $250,041
FHLB advances                                                                          32,521           30,721
Advances by borrowers for taxes and insurance                                           1,557              701
Income tax payable                                                                         82               45
Other liabilities                                                                       1,528            1,247
                                                                                     --------         --------

Total liabilities                                                                     281,340          282,755
                                                                                     --------         --------


STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized;
 none issued and outstanding
Common stock, 6,500,000 shares, $.01 par value
 per share authorized; 3,384,645 and
 3,358,245 shares issued and outstanding,
 respectively                                                                              34               34
Additional paid-in capital                                                             16,170           16,096
Unrealized gains (losses) on securities
 available for sale - net of taxes                                                       (190)             112
Retained income, partially restricted                                                   5,335            4,332
                                                                                     --------         --------
Total stockholders' equity                                                             21,349           20,574
                                                                                     --------         --------

         TOTAL                                                                       $302,689         $303,329
                                                                                     ========         ========

See accompanying notes to consolidated financial statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                              -------------------------   ----------------------
                                                                  1996         1995         1996          1995
                                                              -----------    ----------   ----------    --------
                                                                                 (in thousands)
INTEREST INCOME:
Loans                                                           $3,876       $3,711       $7,694         $7,353
Securities                                                       1,442        1,295        3,105          2,568
Other interest income                                              279          322          467            527
                                                                ------       ------       ------        -------
  Total interest income                                          5,597        5,328       11,266        $10,448
                                                                ------       ------       ------        -------
INTEREST EXPENSE:
Deposits                                                         2,737        2,789        5,540          5,294
Short-term borrowings                                               11            9           22             47
Long-term borrowings                                               429          429          868            859
                                                                ------       ------       ------        -------
  Total interest expense                                         3,177        3,227        6,430          6,200
                                                                ------       ------       ------        -------
NET INTEREST INCOME                                              2,420        2,101        4,836          4,248
Provision for losses on loans                                                                                10
                                                                ------       ------       ------        -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOSSES ON LOANS                                   2,420        2,101        4,836          4,238
                                                                ------       ------       ------        -------
OTHER INCOME:
Loan correspondent and servicing fees                              155          118          301            247
Service charges                                                    201          189          407            363
Gains (losses) on sales of:
 Loans                                                              36           77           77             94
 Securities available for sale                                      17                        30            (65)
 Pair-off transactions and equity
  securities                                                                      5                           5
 Real estate owned                                                 108           61          109            214
Other operating income                                              96          134          245            250
                                                                ------       ------       ------        -------
   Total other income                                              613          584        1,169          1,108
                                                                ------       ------       ------        -------
OPERATING EXPENSES:
Employee compensation and benefits                                 849          845        1,679          1,599
Occupancy and equipment                                            377          342          741            683
Advertising, promotion and training                                157           61          222            153
Expenses related to reorganization
  and name change                                                               121                         153
Federal deposit and other insurance
  premiums                                                         179          185          356            368
Professional fees                                                   91           70          157            158
Other operating expenses                                           315          256          591            501
                                                                ------       ------       ------        -------
  Total operating expenses                                       1,968        1,880        3,746          3,615
                                                                ------       ------       ------        -------
INCOME BEFORE INCOME TAXES                                       1,065          805        2,259          1,731
Provision for income taxes                                         403          302          852            617
                                                                ------       ------       ------        -------
NET INCOME                                                      $  662       $  503       $1,407        $ 1,114
                                                                ======       ======       ======        =======

EARNINGS PER SHARE:

PRIMARY AND FULLY DILUTED
  INCOME PER SHARE:
NET INCOME                                                      $  .20       $  .15       $  .42        $   .33
                                                                ======       ======       ======        =======

DIVIDENDS PER SHARE                                             $  .06       $            $  .12        $
                                                                ======       ======       ======        =======

See Notes to Condensed Consolidated Financial Statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                   ------------------------------
                                                                                                      1996                1995
                                                                                                   -----------         ----------
                                                                                                            (in thousands)
Cash flows from operating activities:
   Interest received from loans                                                                      $ 7,680            $ 7,246
   Interest received from securities
    and interest-earning assets                                                                        3,661              3,151
   Interest paid on deposits and borrowings                                                           (6,448)            (6,225)
   Loan fees received                                                                                    464                380
   Service charges received                                                                              407                363
   Loans originated for sale                                                                         (17,253)           (13,594)
   Proceeds from sales of loans held for sale                                                         17,595             11,874
   Cash paid to employees and vendors                                                                 (3,648)            (3,598)
   Other, net                                                                                           (949)              (468)
                                                                                                     -------            -------
     Net cash (used in) provided by operating
          activities                                                                                   1,509               (871)
                                                                                                     -------            -------

Cash flows from investing activities:
   Net loan activity other than purchases and sales                                                    1,008               (563)
   Principal collected on securities                                                                  13,121              7,295
   Purchases of:
    Loans and participations                                                                          (2,024)
    Securities held to maturity                                                                       (6,733)           (14,970)
    Securities available for sale                                                                     (3,981)            (2,320)
    Trading securities                                                                                                     (116)
    Premises and equipment                                                                              (118)              (284)
   Proceeds from sales of:
    Loans and participations                                                                             749
    Securities available for sale                                                                     12,546              6,342
    Trading securities                                                                                                       59
    Real estate owned                                                                                    306                481
    Other, net                                                                                           367              1,115
                                                                                                     -------            -------
    Net cash (used in) provided by investing
        activities                                                                                    15,241             (2,961)
                                                                                                     -------            -------

Cash flows from financing activities:
   Net increase (decrease) in:
    Deposits                                                                                          (4,389)            15,265
    FHLB advances                                                                                      1,800             (3,736)
    Advances by borrowers for taxes and insurance                                                        856                958
   Net proceeds from exercise of stock options                                                            74                 55
   Dividends paid                                                                                       (404)
                                                                                                     -------            -------
     Net cash provided by (used in) financing
         activities                                                                                   (2,063)            12,542
                                                                                                     -------            -------


Net increase in cash and cash equivalents                                                             14,687              8,710
Cash and cash equivalents at beginning of period                                                      14,437             12,766
                                                                                                     -------            -------
Cash and cash equivalents at end of period                                                           $29,124            $21,476
                                                                                                     =======            =======

                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                       -----------------------------
                                                                                                           1996                1995
                                                                                                       -------------        --------
                                                                                                                (in thousands)
Reconciliation of net income to net cash
  provided by operating activities:
   Net income                                                                                           $ 1,407            $ 1,114
                                                                                                        -------            -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for losses on loans                                                                                              10
     Increase in deferred income taxes                                                                     (182)               (32)
     Increase in income tax payable                                                                          37                 14
     Accretion of discounts/amortization of
      premiums on mortgage loans and deferred
      loan fees - net                                                                                      (154)              (109)
     Accretion of discounts/amortization of
      premiums on securities - net                                                                          147                (12)
     (Increase)decrease in interest receivable
      on interest-earning assets                                                                              75               (51)
     Decrease in accrued interest payable                                                                   (18)               (25)
     Depreciation and amortization                                                                          146                172
     Net (gains)losses on sales of:
      Loans                                                                                                 (77)               (94)
      Securities available for sale                                                                         (30)                65
      Pair-off transactions                                                                                                     (1)
      Trading securities                                                                                                        (4)
      Real estate owned                                                                                    (109)              (214)
     Write-off obsolete premises and equipment                                                                                  32
     (Increase)decrease in loans held for sale                                                               41             (1,758)
     Increase in accrued expenses and
      other liabilities                                                                                     281                239
     (Increase)decrease in other assets                                                                     (55)              (217)
                                                                                                        -------            -------
      Total adjustments                                                                                     102             (1,985)
                                                                                                        -------            -------

Net cash provided by operating activities                                                               $ 1,509            $  (871)
                                                                                                        =======            =======

Income taxes paid                                                                                       $   815            $   635
                                                                                                        =======            =======

Supplemental schedule of noncash investing and
     financing activities:
     Loans settled by acquisition of
       real estate                                                                                      $   420            $   157
                                                                                                        =======            =======

See accompanying notes to consolidated financial statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation have been included. Such adjustments consisted of only normally recurring items. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year ending December 31, 1996. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report to Stockholders for the year ended December 31, 1995 ("Annual Report").

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified for comparative purposes.

Cash and cash equivalents include cash on hand, interest-bearing deposits and federal funds sold which are generally purchased and sold for one-day periods.

Primary earnings per share for the 1996 and 1995 periods were computed by dividing applicable income amounts by the weighted average number of shares of common stock outstanding during each period, including the effect of unexercised (but exercisable) stock options using the treasury stock method. The treasury stock method assumes that funds from the exercise of options would be used to purchase common stock at the average market price. This method also assumes that such common stock was purchased at the end-of-period price for fully diluted earnings per share calculations (unless the average price during the period exceeded the end-of-period price, in which case the average price would be used). Fully diluted earnings per share for the 1996 and 1995 periods were computed using the assumption that all outstanding and exercisable stock options had been converted at the beginning of each period. During the three and six months ended June 30, 1996 and 1995, outstanding options covering 82,025 and 125,700 shares, respectively, were used in the calculation of primary and fully diluted earnings per share. Primary and fully diluted earnings per share were calculated using the following information:


                                                                                             Weighted
                                                                                             Avg. Number    Average
                                                                                              of Shares      Stock
                                                                                             Outstanding     Price
                                                                                             -----------    ------
Primary Earnings Per Share:
    For the quarter ended June 30, 1996                                                      3,412,268      $9.65
    For the quarter ended June 30, 1995                                                      3,372,550       5.56
    For the six months ended June 30, 1996                                                   3,416,372       8.77
    For the six months ended June 30, 1995                                                   3,364,730       5.44

                                                                                               Weighted           Period
                                                                                              Avg. Number           End
                                                                                               of Shares           Stock
                                                                                               Outstanding         Price
                                                                                              ------------        ------
Fully Diluted Earnings Per Share:
    For the quarter ended June 30, 1996                                                      3,416,606            $11.13
    For the quarter ended June 30, 1995                                                      3,372,550              5.56
    For the six months ended June 30,1996                                                    3,423,981             11.13
    For the six months ended June 30, 1995                                                   3,365,469              5.50

Note 2 - Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Florida First Bancorp, Inc., ("FFB" or the "Company"), its wholly owned subsidiary, Florida FirstBank (the "Bank") and, during the 1995 periods, the Bank's wholly owned subsidiary, Service First, Inc. ("Service First"), (collectively referred to as the "Company"). The Company's consolidated results of operations are primarily those of the Bank. Sales of the Bank's real estate owned ("REO") was the principal activity of Service First. On January 18, 1996, the Board of Directors of the Bank, being the sole stockholder of Service First, elected to liquidate the subsidiary and distribute its assets to the Bank. In consolidation, all significant intercompany balances and transactions have been eliminated.

Note 3 - The Reorganization

On May 1, 1995, FFB became a unitary savings and loan holding company in accordance with the terms of an Agreement and Plan of Reorganization, dated February 16, 1995 (the "Reorganization Agreement"), by and among the Bank, FFB Interim Federal Savings Association ("Interim") and FFB. Pursuant to the Reorganization Agreement: (1) FFB was organized as a wholly owned subsidiary of the Bank; (2) Interim was organized as a wholly owned subsidiary of FFB; (3) Interim merged with and into the Bank, with the Bank as the surviving institution; and (4) upon such merger, (i) the outstanding shares of common stock, par value $1.00 per share, of the Bank became, by operation of law, on a one-for-one basis, common stock, par value $.01 per share, of FFB, (ii) the common stock of Interim held by FFB was converted into common stock of the Bank, and (iii) the common stock of FFB held by the Bank was cancelled (such transactions collectively referred to herein as the "Reorganization"). Accordingly, the Bank became a wholly owned subsidiary of FFB and the stockholders of the Bank became stockholders of FFB.

The common stock of FFB has been registered with the Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended, and has been substituted for the common stock of the Bank on the Nasdaq National Market System under the symbol "FFPC." In addition, in connection with the Reorganization the Bank made a capital distribution to FFB in the amount of $500,000. During the second quarter of 1996, the Bank made an additional capital distribution to FFB totalling $500,000. The Reorganization was accounted for under the pooling of interests method of accounting which treats the historical balance sheet and income statement accounts of the combining companies as though the combination had occurred at the beginning of the earliest period shown.

Note 4 - Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market or for sale to correspondents are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. At June 30, 1996, loans held for sale amounted to $3.3 million which included a market adjustment of $10,000. At December 31, 1995, a market adjustment was not required on the $3.3 million of loans held for sale since there would have been a gain in the aggregate. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon the sale of loans to the extent that the Bank has not obtained prior commitments by investors to purchase such loans at agreed upon terms or otherwise hedged the value of the loans against changes in interest rates. (The cost of forward commitments (see below) used by the Bank is deducted from the net gain or loss on the sale of mortgage loans.)

The Bank currently employs forward commitments of 90 days or less as a hedging technique to protect the value of its mortgage production from "pipeline risk" (the risk created by offering and committing to agreed upon interest rates for a future closing, generally within 60 days). Forward commitments are legal agreements between two parties to purchase and sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. The Bank has not used any other hedging techniques. The Bank adjusts the amount of its unhedged loans in process based on market conditions and loan closing rates. On June 30, 1996, the Bank had one outstanding hedge contract to sell a $2.0 million Federal Home Loan Mortgage Corporation ("FHLMC") 30-year 7.50% security. This trade was entered to protect the Bank's mortgage loan commitments against rising interest rates. This position will be settled on August 12, 1996. At June 30, 1996, the Bank had a total pipeline of loans in process pending closing of approximately $2.3 million, all of which had locked in rates with commitments to fund as well as loans of $3.3 million which had closed and were available for sale.

Note 5 - Mortgage-Backed and Other Securities

Mortgage-backed and other securities are classified into three categories as required by Statement of Financial Accounting Standard ("SFAS") No. 115: (i) securities held to maturity, (ii) trading securities, and (iii) securities available for sale. Debt instruments that the Bank has the positive intent and ability to hold to maturity are accounted for at amortized historical cost while trading securities are reported at fair value with unrealized gains or losses included in earnings. Securities available for sale are reported at fair value but unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders' equity. Fair value is defined as the amount which would be realized in a current transaction other than in a forced or liquidation sale. The quoted market price is used when available to determine the fair value. Anything not classified as held to maturity or a trading security is to be treated as available for sale. Mortgage-backed and other securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. These securities are classified as held to maturity based on management's intent and the Bank's ability to hold such securities to maturity.

On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities." In addition, effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. Any resulting redesignations were to be made in conjunction with the implementation of the FASB's supplemental guidance and had to occur no later than December 31, 1995. Furthermore, redesignations had to be accounted for at fair value in accordance with paragraph 15 of SFAS No. 115. This transition guidance meant that institutions were permitted to transfer debt securities from the held to maturity portfolio before calendar year-end 1995, without calling into question their intent to hold other debt securities to maturity. The Bank reassessed the designations of its securities portfolio and subsequently transferred $13.2 million in mortgage-backed and other securities from the held to maturity portfolio to the available for sale portfolio and also transferred $2.0 million in other securities from available for sale to held to maturity.

On May 29, 1996, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with Regions Financial Corporation ("Regions") pursuant to which Regions will acquire all of the issued and outstanding common stock of the Company. Per the terms of the Agreement and as a condition to Regions obligation to perform, the Company is required to dispose of certain specified mortgage-related securities. As a consequence, during the second quarter of 1996, the Company transferred $21.6 million of such securities from the held for investment portfolio to the available for sale portfolio in order to comply with the Agreement. At August 6, 1996, three such securities valued at $4.8 million remained available for sale. See Note 10 hereto.

Note 6 - Mortgage Servicing Rights

On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" in order to eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination activities and those acquired through purchase transactions. When an enterprise purchases or originates mortgage loans, the cost of acquiring those loans includes the cost of the related mortgage servicing rights. If the enterprise sells or securitizes the loans and retains the servicing rights, the enterprise should allocate the total cost of the loans to the servicing rights and the loans (without the servicing rights) based on their relative fair values, if practicable. If it is not practicable to estimate fair values, the entire cost of acquiring the loans should be allocated to the mortgage loans. Any cost allocated to servicing rights should be recognized as a separate asset. The Bank adopted SFAS No. 122 during the second quarter of 1995. Servicing rights recorded under SFAS No. 122 amounted to $256,000 and $153,000 at June 30, 1996 and December 31, 1995, respectively. This amount is amortized over the average expected life of the related loans and will effectively reduce servicing fee income in the future. Servicing fee income was reduced by $19,000 due to the amortization of the servicing rights for the six months ended June 30, 1996.

Note 7 - Regulatory Capital Requirements

At June 30, 1996 the Bank was in compliance with all existing applicable regulatory capital standards and had the following regulatory capital and capital ratios (dollars in thousands):

                                               Actual                                    Actual
                                               Capital        Required       Excess      Capital      Required
                                               Amount         Amount         Amount      Ratio        Ratio
                                               ------         ------         ------      -----        -----
Adjusted tangible capital
    to adjusted total assets                    $20,988       $4,544        $16,444       6.9%          1.5%
Adjusted core capital to
    adjusted total assets                        20,988        9,088         11,900       6.9           3.0
Total risk-based capital to
    total risk-weighted assets                   22,842       12,042         10,800      15.2           8.0

See Note 15 in the Annual Report for further discussion of the regulatory capital requirements applicable to the Bank.

Note 8 - Stock Compensation Program

The Bank adopted a stock compensation program ("Program") for key officers and employees in connection with its stock conversion in 1986, which Program became the Program of the Company pursuant to the terms of the Reorganization Agreement. Under the Program, the option exercise price of FFB stock shall equal at least the fair market value of the shares covered by such option on the date the option is granted. In accordance with the Bank's plan of conversion, 186,875 shares of Common Stock were reserved for issuance under the Program. At June 30, 1996, options covering 200 shares remained unallocated. Options granted under the Program are exercisable as determined by the Option Committee of the Board of Directors and may have a term of up to ten years.

The schedule below summarizes the activity of officer and employee stock options for the periods shown:

                                                                                      June 30,
                                                                              -----------------------
                                                                                1996           1995
                                                                              ---------      ---------
Balance, January 1, 1996                                                        111,525      143,175
Granted                                                                           1,200       29,800
Exercised                                                                       (29,400)     (10,575)
Terminated                                                                       (1,300)     (27,500)
                                                                                -------      -------
Balance, end of period                                                           82,025      134,900
                                                                                =======      =======
Weighted average price
  at end of period                                                               $3.83         $2.90
                                                                                 =====         =====
Options exercisable at
  June 30, 1996                                                                  82,025      125,700
                                                                                 ======      =======

Note 9 - Income Taxes

The Company follows the guidelines in SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109, requires the Company to recognize the tax consequences of an event under the asset and liability method at the same time such event is recognized in the financial statements. As specifically related to financial institutions, the statement also provides that a deferred tax liability generally will not be recognized for "bad debt reserves" that arose in tax years beginning before December 31, 1987. However, a deferred tax liability shall be recognized for such reserves arising in tax years beginning after December 31, 1987. The Company follows the practice of filing consolidated federal and state income tax returns. Under SFAS No. 109, the Company had net deferred tax assets of approximately $2.0 million as of June 30, 1996 which were primarily related to tax bad debt reserves and excess taxable expense over book expense related to certain investments.

Note 10 - Recent Developments

On May 29, 1996, the Company and Regions a bank holding company headquartered in Birmingham, Alabama, entered into the Agreement under which Regions would acquire the Company. Under the terms of the Agreement, the Company's stockholders will receive $11.65 per share in cash for each share of common stock held at the effective time of the acquisition subject to certain adjustments which may increase or decrease the acquisition consideration by up to $.29 per share. Such adjustments relate to the net gain or loss that may be experienced or incurred on the sale of the mortgage-related securities previously discussed in Note 5 hereto. The acquisition of the Company will be accounted for as a purchase and is not expected to be completed until the first quarter of 1997. Regions' acquisition of the Company is subject to customary closing conditions, including the approval of the Company's stockholders and all applicable regulatory authorities.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


GENERAL

The Company recorded consolidated net income of $662,000 and $1.4 million for the three and six months ended June 30, 1996, respectively, compared to $503,000 and $1.1 million, respectively, for the same periods in 1995. The improvement in earnings, when comparing the three and six-month periods ended June 30, 1996 to the same periods in 1995, reflects increased net interest income, loan correspondent fees and service charge income as well as gains on sales of securities available for sale. These increases were partially offset by reduced gains on sales of REO combined with higher operating expenses and increased provisions for income taxes.

FINANCIAL CONDITION

At June 30, 1996, total assets of the Company amounted to $302.7 million, a decrease of $600,000 from the December 31, 1995 balance of $303.3 million, primarily due to an aggregate decrease of $14.5 million in securities (both held-to-maturity and available-for-sale) and a $1.1 million decrease in loans receivable (including loans held for sale). These decreases were substantially offset by a $14.7 million increase in cash and cash equivalents. During the six months ended June 30, 1996, the Company purchased $10.7 million in mortgage-backed and other securities, sold $12.5 million in securities available for sale and received $13.1 million in principal repayments. Net loans receivable decreased by $1.1 million due to loan sales and principal repayments. Net deposits decreased by $4.4 million primarily due to disintermediation into other investments and other financial institutions offering higher yields.

Stockholders' equity at June 30, 1996 was $21.3 million or $6.31 per share ($6.25 on a fully diluted basis) compared to $20.6 million or $6.13 per share ($6.05 on a fully diluted basis) at December 31, 1995. The increase in stockholders' equity reflected net income and to a lesser extent the issuance of shares of common stock pursuant to options exercised during the six months ended June 30, 1996. Partially offsetting this increase were unrealized losses, net of income taxes, on securities available for sale totalling $190,000 at June 30, 1996 compared to gains of $112,000 at December 31, 1995.

ASSET QUALITY.  At June 30, 1996, the Bank held loans aggregating

$1.7 million on which the accrual of interest had been discontinued. As a general policy, all loans delinquent 90 days or more are placed on non-accrual status. In addition, management reviews other loans which exhibit indications of potential difficulty to determine which, if any, are impaired as to collectibility and, therefore, should be placed on non-accrual status prior to becoming 90 days delinquent. During the three and six months ended June 30, 1996, the difference between the amount of interest income which would have been recorded had all delinquent loans been accruing throughout the respective periods and the amount of interest income actually recorded was approximately $25,000 and $54,000, respectively, compared to $45,000 and $87,000, respectively, for the same periods in 1995. These amounts also include any interest accrued through the date immediately preceding the reclassification of any such loans as REO. The Bank did not have any loans at June 30, 1996 which were contractually past due 90 days or more and which were still accruing interest.

Total net non-performing assets (consisting of non-accrual loans, troubled debt restructurings ("TDRs") and REO) decreased from $2.8 million at December 31, 1995 to $1.7 million at June 30, 1996. This decrease primarily reflects the reclassification of one loan totalling $752,000 from a TDR to a performing loan. Certain concessions were made for the borrower at the time the loan was classified as a TDR, however, the loan is now subject to its original terms and has performed as agreed under such terms for a significant period of time.

The following table shows comparative data on non-performing assets at the dates indicated:

                                                                         Total Non-Performing Assets at
                                                            ---------------------------------------------------------
                                                               June 30, 1996    December 31, 1995    June 30, 1995
                                                            ---------------------------------------------------------
                                                                              (dollars in thousands)
Nature of Collateral:
   Residential real estate                                        $  230             $  190             $  152
   Commercial real estate                                          1,052              1,371              2,511
   Land                                                              186                264                186
   Consumer and other                                                235                137                 63
                                                                  ------             ------              ------
                                                                   1,703              1,962              2,912
Specific valuation allowances                                       (585)              (596)              (202)
                                                                  ------             ------              ------
                                                                   1,118              1,366              2,710

Loans considered troubled
  debt restructurings                                                595              1,371              1,399
Loans on properties
  under contract to sell                                                                 41                 42
                                                                                         --                 --
      Total - net                                                 $1,713             $2,778             $4,151
                                                                  ======             ======             ======
   Percentage of total assets                                        0.6%               0.9%               1.4%
                                                                  ======             ======             ======

The Bank classifies certain loans as TDRs because such loans bear terms which do not comply with the Bank's standard underwriting criteria and relate to loans which were troubled or non-performing. Modifications to these loans have primarily consisted of temporary payment deferrals and extensions of generally two years or less of the maturity date. Interest earned on all restructured loans for the three months ended March 31, 1996 was not materially different from the interest that would have been earned if the modifications had not been made. The Bank's restructured loans are actually performing loans but are included in the calculation of non-performing assets because the terms have been modified due to specific or anticipated difficulties on the part of the borrower. The Bank has not restructured any loans since the implementation of SFAS No. 114 and SFAS No. 118 which met the required definition of an impaired loan. There were no valuation allowances established on the TDRs shown in the table above.

The Bank's policy as it relates to general reserves uses the guidelines prescribed by the "Interagency Policy Statement on the Allowance for Loan and Lease Losses" dated December 21, 1993 ("Policy Statement") and issued by the Federal Financial Institutions Examination Council ("FFIEC"). These guidelines, which effectively supersede previous OTS proposals, provides guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for analyzing the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. While the Policy Statement sets forth quantitative measures, such guidance is not intended as a "floor" or "ceiling." Management of the Bank has reviewed all of the factors and the various quantitative measures to create a methodology that serves as the basis for subjectively determining the necessary level for general reserves.

The general reserve is management's estimate of loss since there is no way to measure with certainty all of the risks inherent in the Bank's loan portfolio. In addition to the factors mentioned above, the subjective analysis includes, among others, such factors as historical loss experience, identification of adverse situations related to borrowers, current economic conditions and collateral values. Using this formula and all available information, management believes that its allowance for losses was adequate as of June 30, 1996; however, changing economic and market factors that affect real estate values could result in the need to provide additions to the Bank's allowance in the future. Such additional provisions would adversely affect net income. At June 30, 1996 and December 31, 1995 specific loan loss reserves amounted to $585,000 and $596,000, respectively, while general reserves totalled approximately $3.1 million for both periods.

RESULTS OF OPERATIONS

As stated previously, the Company's consolidated results of operations are primarily those of the Bank. The largest components of the Bank's total income and total expense are interest items. As a result, the Bank's earnings are largely dependent upon its net interest income, which is determined principally by the Bank's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets, primarily loans and investments, and the rates paid on its interest-bearing liabilities, primarily deposits and borrowings) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by economic factors that generally affect interest rates, the level of loan demand, other investment opportunities and deposit flows. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. However, to the extent interest-bearing liabilities exceed interest-earning assets, the interest rate spread must be increased in order to offset the excess of interest-bearing liabilities in order to produce net interest income. The measurement of net interest income divided by average interest-earning assets, called the net interest margin, indicates the relationship between interest-earning assets and interest-bearing liabilities. If interest-bearing liabilities exceed interest-earning assets, the net interest margin will be less than the interest rate spread. If the opposite situation exists, as it does for the Company, the net interest margin will be greater than the interest rate spread.

NET INTEREST INCOME. The Company earned net interest income (before provision for losses on loans) of $2.4 million and $4.8 million for the three and six months ended June 30, 1996, respectively, compared to $2.1 million and $4.2 million, respectively, for the same periods in 1995. General market rates of interest increased during the first part of 1995, declined during the remainder of 1995 and began to increase again during the first half of 1996. Declining market rates of interest had a positive affect on the Company's net interest income since its liabilities during the period repriced more often than its assets. Market rates began to increase during the middle of the first quarter of 1996 and continued to trend upward during the second quarter of 1996 but such changes had a limited effect on the Company's net interest income since any adjustable-rate assets had not yet repriced upward.

The Company's net interest margins for the three and six month periods ended June 30, 1996 were 3.38% and 3.37%, respectively, compared to 3.04% and 3.13%, respectively, for the same periods in 1995. The interest rate spreads for the three and six months ended June 30, 1996 were both 3.16%, compared to 2.84% and 2.90%, respectively, for the same periods in 1995. Average interest-earning assets increased by $10.8 million and $15.0 million, respectively, when comparing the three and six months ended June 30, 1996 to the same periods in 1995, while average interest-bearing liabilities only increased by $9.8 million and $14.1 million during the same periods. The Company's net interest margin improved due to both increased net interest income as well as, to a lesser degree, increases in net interest-earning assets.

The following table sets forth for the periods indicated information regarding
(i) the average balances of interest-earning assets and interest-bearing liabilities, (ii) the total dollar amount of interest income and interest expense, and (iii) the resultant average yields and costs and the net interest margins. Average balances are determined on a monthly basis unless otherwise noted. The yields and costs at June 30, 1996 are also included.

                                                                 Three Months Ended June 30
                                            -------------------------------------------------------------------------
                                                         1996                                  1995
                                            -------------------------------     -------------------------------------
                              At
                        June 30, 1996       Average                Average         Average              Average
                          Yield/Rate        Balance   Interest   Yield/Rate(1)     Balance   Interest   Yield/Rate(1)
                          ----------        -------   --------   ----------        -------   --------   ----------
                                                             (Dollar Amounts in Thousands)
Interest-earning assets:
 Loans                        8.64%        $174,319    $3,876         8.89%     $174,454   $3,711         8.51%
 Mortgage-backed
     securities(3)            6.62           29,734       456         6.14        31,802      509         6.40
 Other securities(3,4)        6.51           63,617       986         6.20        50,151      786         6.27
 Other interest-earning
     assets(3,5)              5.40           20,647       279         5.44        21,111      322         6.12
                                             ------       ---                     ------      ---
Total interest-earning
 assets                       7.70%         288,317     5,597         7.77       277,518    5,328         7.68
                              ----          -------     -----         ----       -------    -----         ----

Interest-bearing
 liabilities:
     Deposits                 4.42          248,216     2,737         4.44       238,033    2,789         4.70
     FHLB advances(3,6)       6.08           28,963       440         6.11        29,324      438         5.99
                                             ------       ---                     ------      ---
Total interest-bearing
 liabilities                  4.61          277,179     3,177         4.61       267,357    3,227         4.84
                              ----          -------     -----         ----       -------    -----         ----

Net earning balance and
interest rate spread          3.09%        $ 11,138                   3.16%     $ 10,161                  2.84%
                              ====         ========                   ====      ========                  ====

Average interest-earning
 assets, net interest income
 and net interest margin on
 average interest-earning
 assets(7)                                 $288,317    $2,420         3.38%     $277,518   $2,101         3.04%
                                                                            Six Months Ended June 30
                                      -----------------------------------------------------------------------------------------
                                                             1996                                           1995
                                      ------------------------------------------------   --------------------------------------

                                           Average                Average                     Average                 Average
                                           Balance   Interest   Yield/Rate(1)                 Balance   Interest    Yield/Rate(1)
                                           -------   --------   ----------                    -------   --------    ----------
                                                                         (Dollar Amounts in Thousands)
Interest-earning assets:
 Loans                                    $174,421     $ 7,694        8.82%                 $174,415    $7,353          8.43%
 Mortgage-backed
     securities(3)                          32,265       1,024        6.35                    31,822     1,006          6.32
 Other securities(3,4)                      65,461       2,081        6.36                    50,400     1,562          6.20
 Other interest-earning
     assets(3,5)                            16,710         467        5.61                    17,192       527          6.19
                                            ------         ---                                ------       ---
Total interest-earning
 assets                                    288,857      11,266        7.80                   273,829    10,448          7.63
                                           -------      ------        ----                   -------    ------          ----

Interest-bearing
 liabilities:
     Deposits                              248,727       5,540        4.48                   233,875     5,294          4.56
     FHLB advances(3,6)                     29,747         890        6.02                    30,453       906          6.00
                                            ------         ---                                ------       ---
Total interest-bearing
 liabilities                               278,474       6,430        4.64                   264,328     6,200          4.73
                                           -------       -----        ----                   -------     -----          ----

Net earning balance and
interest rate spread                      $ 10,383                    3.16%                 $  9,501                    2.90%
                                          ========                    ====                  ========                    ====

Average interest-earning
 assets, net interest income
 and net interest margin on
 average interest-earning
 assets(7)                                $288,857      $4,836        3.37%              $   273,829   $ 4,248          3.13%
                                                                                                                        ====

(1) Average yields and costs have been annualized using information for the three- and six-month periods, respectively.

(2) Yield calculations at June 30, 1996 are based on note rates, and do not consider non-accrual of interest for loans that are non-performing. Management's estimate of the effect of loans on non-accrual would indicate no material change in the yields stated.

(3) Average balances were calculated on a daily basis. Other securities include those available for sale.

(4) Includes the cost of hedging activities. Without hedging activities, the average yield on other securities would have been 6.23% and 6.39% for the three and six months ended June 30, 1996, respectively, and 6.31% and 6.24% for the same respective periods in 1995. The average yield on interest-earning assets would have been 7.77% and 7.81% for the three and six months ended June 30, 1996, respectively, and 7.69% and 7.64% for the same respective periods in 1995.

(5)  Includes interest-bearing deposits and stock in the FHLB of Atlanta.

(6) Includes the cost of hedging activities. Without hedging activities, the average cost of borrowings would have been 5.99% and 5.89% for the three and six months ended June 30, 1996, respectively, and 5.87% and 5.88% for the same respective periods in 1995. The average cost of total interest-bearing liabilities would have been 4.60% and 4.63% for the three and six months ended June 30, 1996, respectively, and 4.83% and 4.72% for the same respective periods in 1995.

(7) Net interest margin is the net interest income divided by average interest-earning assets.

INTEREST INCOME

INTEREST ON LOANS. For the three and six months ended June 30, 1996, interest on loans increased $165,000 and $341,000, respectively, compared to the same periods in 1995 primarily due to an increase in the average portfolio yield from 8.51% and 8.43% for the three and six months ended June 30, 1995, to 8.89% and 8.82% for the same periods in 1996. The increase in the average portfolio yield when comparing the three and six month periods was due to generally rising market rates of interest as well as an increase in the origination of commercial and consumer loans which generally carry higher rates of interest than residential loans. During the first quarter of 1996, the Company purchased a $2.0 million credit card portfolio which also contributed to the increase in the average portfolio yield. The gross average loan portfolio balance for the 1995 and 1996 three and six month periods was approximately $174.4 million.

INTEREST ON MORTGAGE-BACKED SECURITIES. For the three months ended June 30, 1996, interest on mortgage-backed securities decreased by $53,000 when compared to the same period in 1995 primarily due to a decrease in the average balance outstanding from $31.8 million for the three months ended June 30, 1995 to $29.7 million for the same period in 1996. The average portfolio yield on mortgage-backed securities also decreased from 6.40% to 6.14% when comparing the three months ended June 30, 1995 to the same period in 1996. The decreases in both the average portfolio balance and portfolio yield were primarily due to sales of mortgage-backed securities during 1996. For the six months ended June 30, 1996, interest on mortgage-backed securities increased by $18,000 when compared to the same period in 1995 due to a minimal increase in the average portfolio yield from 6.32% to 6.35% for the six months ended June 30, 1995 and 1996, respectively, as well as an increase in the average balance outstanding from $31.8 million to $32.3 million.

INTEREST AND DIVIDENDS ON OTHER SECURITIES. Interest and dividends on other securities increased from $786,000 to $986,000 for the second quarter and from $1.6 million to $2.1 million for the six months when comparing the same periods in 1995 to 1996. The primary cause for such increases were increases in the average portfolio balances from $50.2 million and $50.4 million for the three and six months ended June 30, 1995 to $63.6 million and $65.5 million for the same periods in 1995. During 1995 and 1996, proceeds from loan sales and repayments were used to purchase securities (collateralized by mortgage loans) carrying higher yields and increased interest-rate sensitivity. Also contributing to the increase in interest and dividends on other securities for the six month period was an increase in the average portfolio yield from 6.20% to 6.36%. The Company purchased fixed-rate securities with higher yields which caused the increase in the average portfolio yield. The yield on securities declined however, from 6.27% to 6.20% when comparing the quarter ended June 30, 1995 to June 30, 1996. This was caused by negative adjustments to the premium amortizations due to updated analysis of the respective prepayment assumptions and estimated remaining lives of these securities.

During 1995, the Company purchased a five-year, $5.0 million notional amount interest rate cap providing protection if the three-year Constant Maturity Treasury index ("CMT") exceeds 9.00% The Company purchased the cap to hedge a specific adjustable-rate security because it has a lifetime cap of 9.00%. The amortization of the cap premium reduced interest earned on securities by approximately $10,000 during the first half of both 1996 and 1995. See "Interest Rate Sensitivity" included herein.

OTHER INTEREST INCOME. Other interest income, consisting of interest on insured certificates of deposit and FHLB of Atlanta overnight deposits as well as dividends on FHLB stock, decreased from $322,000 and $527,000 for the three and six months ended June 30, 1995, respectively, to $279,000 and $467,000 for the same periods in 1996, which decreases were primarily attributable to decreases in the average yield earned from 6.12% and 6.19% for the three and six months ended June 30, 1995 to 5.44% and 5.61% for the same periods in 1996. During 1995, the majority of the certificates of deposit (which had somewhat higher yields than the funds on deposit at the FHLB of Atlanta) matured and the cash returned which contributed to the decrease in the average yield earned when comparing the two periods. Also contributing to the decrease in other interest income was the decrease in the average portfolio balance from $21.1 million and $17.2 million to $20.6 million and $16.7 million for the three and six months ended June 30, 1995 and 1996, respectively. Available funds were used to purchase mortgage-backed and other securities which caused this reduction in the average portfolio balance when comparing the two periods.

INTEREST EXPENSE

INTEREST EXPENSE ON DEPOSITS.   Deposit interest expense decreased from $2.8
million to $2.7 million for the three months ended June 30, 1996 compared to the second quarter of 1995 and increased from $5.3 million to $5.5 million for the six months ended June 30, 1996 compared to the first half of 1995. The minimal decrease in deposit interest expense when comparing the three months ended June 30, 1995 to the same period in 1996 was primarily due to a decrease in the average cost of deposits from 4.70% to 4.44%. Although general market rates of interest increased during much of the first half of 1996, they have not reached levels experienced in mid-1995 which occurred after five quarters of rising rates. All but offsetting this decrease was the increase in the average balance of deposits from $238.0 million to $248.2 million for the three months ended June 30, 1995 and 1996, respectively. The increase in interest expense experienced during the six months ended June 30, 1995 and 1996 was primarily due to the increase in the average balance of deposits from $233.9 million for the six months ended June 30, 1995 to $248.7 million for the same period in 1996. Partially offsetting the increase in interest expense on deposits was a decrease in the average cost of deposits from 4.56% for the six months ended June 30, 1995, to 4.48% for the same period in 1996. The average balance of deposits increased as a result of deposits received from the opening of a new branch during January 1995 as well as to marketing promotions conducted by the Company to encourage investment in core deposits such as NOW accounts and in certificates of deposit with a term of less than one year. The Company also received an additional $2.0 million in public deposits from the State of Florida during the first quarter of 1996. The Company currently participates in the State of Florida's public deposits program which allows the Company to accept deposits from municipalities, schools and other state agencies in amounts that would not be covered by federal deposit insurance. State law requires that the Bank pledge securities to cover the uninsured portion of the deposits of the state.

INTEREST EXPENSE ON BORROWINGS. For the three months ended June 30, 1996, interest expense on borrowings increased by $2,000 to $440,000 compared to the same period in 1995 due primarily to an increase in the weighted average cost. Although the weighted average cost of borrowings increased from 5.99% for the three months ended June 30, 1995, to 6.11% for the same period in 1996, average borrowings decreased from $29.3 million for the three months ended June 30, 1995, to $29.0 million for the three months ended June 30, 1996 which all but offset the increase in interest expense on borrowings. For the six months ended June 30, 1996, interest expense decreased by $16,000 to $890,000 compared to the same period in 1995 primarily due to a decrease in the average balance outstanding from $30.4 million to $29.7 million for the six months ended June 30, 1995 and 1996, respectively. The average cost of borrowings was 6.00% and 6.02% for the six months ended June 30, 1995 and 1996, respectively. The average balance outstanding decreased during both periods primarily due to repayments as the Company used deposits instead of higher cost borrowings to fund its obligations.

During 1994, the Company purchased a five-year, $5.0 million notional amount interest rate cap providing protection if the three-month London Interbank Offering Rate ("LIBOR") exceeds 8.00%. This cap was purchased to lengthen the Company's liabilities and hedge its then current interest margin. The cap added approximately $9,000 and $18,000 to the Bank's cost of funds for the three and six months ended June 30, 1996 and 1995. See "Interest Rate Sensitivity" included herein.

PROVISION FOR LOSSES ON INTEREST-EARNINGS ASSETS. For the six months ended June 30, 1995, $10,000 was provided for estimated losses on one residential loan involving flood damage. For the same period in 1996, no loan loss provisions were established due to the low level of the Company's non-performing assets. See "Asset Quality" included herein for further details and a discussion of loss reserves.

OTHER INCOME. Other income increased from $584,000 to $613,000 for the three months ended June 30, 1995 when compared to the same period in 1996 and also increased from $1.1 million for the six months ended June 30, 1995 to $1.2 million for the six months ended June 30, 1996. The increase in other income when comparing the first half of 1995 to the same period in 1996 resulted from increases in loan correspondent and servicing fees and service charges, as well as gains on securities available for sale. Partially offsetting these increases was a decline in gains on sales of loans and REO.

Loan correspondent and servicing fees increased from $118,000 and $247,000 for the three and six months ended June 30, 1995, respectively, to $155,000 and $301,000 for the same periods in 1996, respectively. This increase resulted from an improvement in the market value of loans sold to correspondents (on a servicing released basis). For the three and six months ended June 30, 1995, loans sold to correspondents amounted to $3.0 million and $5.7 million compared to $3.0 million and $6.8 million for the same periods in 1996.

Service charges (deposit account fees and certain loan fees) increased by $12,000 from $189,000 for the three months ended June 30, 1995 to $201,000 for the same period in 1996 and increased by $44,000 from $363,000 for the six months ended June 30, 1995 to $407,000 for the same period in 1996. This increase resulted from an increased fee structure and increased activity related to various service charges.

Gains on sales of loans amounted to $36,000 and $77,000 for the three and six months ended June 30, 1996, compared to gains of $77,000 and $94,000 for the same periods in 1995. During the three and six months ended June 30, 1996, $5.7 million and $12.0 million in loans were sold to FHLMC and $209,000 and $664,000 of loans were sold to the Student Loan Marketing Association ("SLMA"). The gains during the 1995 periods resulted from the increased value of loans in the secondary market reflecting the higher interest rates being borne on newly originated fixed-rate mortgages.
The Company sold $2.4 million and $5.7 million in loans to FHLMC as well as $322,000 and $530,000 to SLMA during the three and six months ended June 30, 1995. Gains on sales of loans for the three and six month periods ended June 30, 1996 and 1995 consists of several components. These components include the actual gain/loss on sale of loans to FHLMC and SLMA, the gains recorded under the provisions of SFAS No. 122 (See Note 6 included herein), the market value adjustment for the loans held for sale and the hedging transaction gain/loss (See Note 4 included herein). The table below details the components discussed above:

                                                    Three Months Ended                           Six Months Ended
                                                         June 30,                                   June 30,
                                               --------------------------------          -------------------------------
                                                 1996                 1995                   1996                1995
                                               -----------        -------------          ------------       ------------
Gain/(loss) on sale
   to FHLMC and SLMA                             $(70)               $43                    $(51)                  $90
Gain under SFAS No. 122                            52                 34                     109                    34
Market value adjustment on
   loans held for sale - net                       25                                        (10)
Hedging transactions                               29                                         29                   (30)
                                                 ----                ---                    ----                   ---
Gain/(loss) on sale of loans                     $ 36                $77                    $ 77                   $94
                                                 ====                ===                    ====                   ===



Gains on sales of securities available for sale amounted to $17,000 and $30,000, respectively, for the three and six months ended June 30, 1996. The Company sold $4.8 million of mortgage-backed securities from its available for sale portfolio and reinvested the funds in similar securities with higher yields. In addition, the Company sold $7.6 million of private issue mortgage-backed securities in order to comply with the terms of the Agreement with Regions. See Notes 5 and 10 included herein. Losses on sales of securities available for sale for the six months ended June 30, 1995 resulted from sales recorded during the first quarter of 1995. The Company sold $6.3 million of U.S. Treasury securities from its available for sale portfolio at a loss of $72,000. These securities were sold to obtain funds for reinvestment in assets with higher yields. In addition, during the first quarter of 1995, Service First sold its ownership in equity securities at a gain of $7,000 which partially offset the losses recorded.

Gains on trading securities amounted to $3,500 for both the three and six months ended June 30, 1995 due to the sale of 3,000 shares of stock held by FFB during the second quarter of 1995. No such gains occurred for either the three or six months ended June 30, 1996.

Gains on sales of REO amounted to $108,000 and $109,000 for the three and six months ended June 30, 1996, respectively, compared to $60,000 and $214,000 for the same periods in 1995. During the second quarter of 1996, the Company recognized the deferred gain on the sale of one REO property sold in 1995 since the loan has been performing and now has an appropriate loan-to-value ratio. The gains during the first half of 1995 primarily resulted from the sale of one REO property consisting of vacant gulf-front land.

OPERATING EXPENSES. For the three months ended June 30, 1996 and 1995, total operating expenses were $2.0 million and $1.9 million, respectively, and were $3.7 million and $3.6 million, for the six months ended June 30, 1996 and 1995, respectively. When reviewing the six month comparison, compensation and benefits increased by $80,000, occupancy and equipment increased by $58,000, advertising, promotion and training increased by $69,000, and other operating expenses reflected an increase of $90,000. These increases were partially offset by a decrease in one-time expenses related to the Reorganization and the Bank's name change totalling $153,000, as well as by a $12,000 decrease in federal deposit and other insurance premiums.

Compensation and benefits reflected cost increases relating to additional staff and other general increases in salaries for merit and promotion. In addition, medical insurance costs for 1996 have increased 20% over the 1995 levels. Occupancy and equipment expense increased due to expected increases related to computer services as well as increased depreciation expense on branch renovations made in 1995. During the first half of 1996, advertising, promotion and training expense was higher than the first half of 1995 due to promotional and marketing costs related to efforts to increase the Company's market share in Bay County. Other operating expenses increased primarily as a reflection of costs associated with the Company's credit card program as well as various other consumer loan products. The remaining increase in other operating expenses was due to normal increases in the cost of doing business; however, none of the amounts related to these individual expenses was considered material.

During 1995, the costs related to the Reorganization and name change were one-time expenses. As a consequence, the Company experienced a decrease in this expense category when compared to 1996. Decreased deposit insurance premiums from .26% to .23% of average deposit balances caused the decrease in federal deposit and other insurance expense which was partially offset by increased average deposit balances.

INCOME TAXES. For the three and six month periods ended June 30, 1996 and 1995, tax expense of $403,000 and $302,000, respectively, and $852,000 and $617,000, respectively, was recorded. The provision for income tax expense was calculated through the use of the estimated annual income tax rates based on the prior year's annual taxable income. See Note 9 included herein for a discussion of SFAS No. 109 and its effect on the Company's tax provisions for the periods.

INTEREST RATE SENSITIVITY

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net income. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative gap would be expected to experience the opposite results. At June 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same time period by $22.8 million, representing a negative cumulative one-year gap of 7.52% of total assets compared to $4.9 million or a negative 1.76% of assets at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. The Company is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other securities having maturities of five years or less. Regulations currently in effect require the Company to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels may be changed from time to time by the OTS to reflect economic conditions.
The Company's average regulatory liquidity ratios for the six months ended June 30, 1996 and 1995 were approximately 12.5% and 16.9%, respectively.

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Atlanta and other sources, including reverse repurchase agreements, and loans or securities available for sale. At June 30, 1996, the total of approved loan commitments amounted to $7.7 million, and the Company had $6.3 million of undisbursed loan funds. Scheduled repayments of FHLB advances due for the remainder of 1996 totalled $12.0 million at June 30, 1996. The amount of savings certificates which mature during the remainder of 1996 totalled $73.5 million at June 30, 1996, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

The Company's consolidated stockholders' equity totalled $21.3 million or 7.1% of total consolidated assets at June 30, 1996 while the Bank's equity equalled $20.8 million or 6.9% of total consolidated assets at June 30, 1996 based on generally accepted accounting principles ("GAAP"). Under OTS regulations, the regulatory capital requirements are (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 3.0% of adjusted total assets, and (iii) total risk-based capital equal to 8.0% of risk-weighted assets. The Bank's actual capital ratios were 6.9% for tangible and core capital and 15.2% for risk-based capital at June 30, 1996. The Bank is currently in compliance with all existing applicable regulatory capital standards. See Note 7 included herein and Note 15 in the Annual Report for further information related to the Bank's capital compliance.

IMPACT OF REGULATORY DEVELOPMENTS

The deposits of the Company are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"), which, due to the large number of failed savings institutions in recent years, has been unable to attain a statutorily-required reserve ratio of 1.25% of insured deposits. Legislation has been proposed pursuant to which SAIF members would pay a special one-time assessment on their deposits as of March 31, 1995 in an amount which in the aggregate would be sufficient to bring the reserve ratio in the SAIF Fund to the required level. Based on the level of reserves maintained by the SAIF Fund, it was anticipated that the amount of the special assessment required to recapitalize the SAIF was to be approximately 80 to 85 basis points of SAIF-assessable deposits although such legislation has not been adopted. A one-time special assessment of 85 basis points would result in the Company incurring a pre-tax charge of approximately $2.0 million, which management believes would not affect the Company's status as a "well-capitalized" institution under applicable laws and regulations. Management of the Company currently is unable to predict whether there will be legislation to recapitalize the SAIF and, if so, the final form of such legislation and whether and to what extent the Company may be assessed in order to recapitalize the SAIF.

Unless and until the SAIF is recapitalized and the insurance premiums of SAIF-insured institutions are reduced to levels which are comparable to those currently being assessed members of the Bank Insurance Fund ("BIF") administered by the FDIC, which insures the deposits of commercial banks and has attained the reserve ratio required by law, SAIF-insured institutions will have a significant, competitive disadvantage to BIF-insured institutions with respect to the pricing of loans and deposits and the ability to achieve lower operating costs. In order to reduce this competitive advantage, a number of SAIF-insured institutions recently have filed applications to establish affiliated BIF-insured institutions, which could attract deposits formerly maintained at the related SAIF-insured institution, thus reducing the institutions' overall effective rate for deposit insurance. The transfer of insured deposits from SAIF-insured institutions to BIF-insured institutions could materially reduce the deposits at SAIF-insured institutions, which could reduce the insurance assessments obtained by the SAIF and, thus, adversely affect the ability of the SAIF to resolve troubled savings institutions and to meet its other obligations. Such reduction in the assessable deposit base of SAIF could result in an increase in the amount of any one-time assessment of SAIF-insured institutions which may be imposed in order to recapitalize the SAIF.

II.       Other Information

          1.   Legal Proceedings

               Other than the proceedings discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, (the status of which has not materially changed) the Company is only involved in routine legal proceedings occurring in the ordinary course of business.

          2.   Changes in Securities - not applicable.

          3.   Defaults upon Senior Securities - not applicable.

          4. Submission of Matters to a Vote of Security Holders - not applicable.

          5.   Other Information - not applicable

          6.   Exhibits and Reports on Form 8-KSB

                 A.  Exhibits:  not applicable

                 B.  Reports on Form 8-KSB

                     On June 10, 1996, the Company filed one report on Form 8-K related to an announcement made on May 29, 1996 that the Company had entered the Agreement with Regions.

                     No other reports on Form 8-K were filed during the quarter ended June 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FLORIDA FIRST BANCORP, INC.



Date:  August 13, 1996                        By:  /s/ Andrew W. Stein
                                                  ------------------------------
                                                   ANDREW W. STEIN
                                                   President and
                                                   Chief Executive Officer



Date:  August 13, 1996                        By:  /s/ Barbara Larrabee Haag
                                                  ------------------------------
                                                   BARBARA LARRABEE HAAG
                                                   Senior Vice President and
                                                   Chief Financial Officer