Form 10QSB/A
period 1996-06-30
FLORIDA FIRST BANCORP INC
filed 1996-10-17
CIK 944628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

/ X /            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended:  June 30, 1996
                                     or

/   /            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the transition period from            to
                                          ----------    ----------

                      Commission File Number:  0-25930

                         FLORIDA FIRST BANCORP, INC.
                         ---------------------------
           (Exact name of registrant as specified in its charter)


Florida                                           59-3310686
----------------------------------                -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

144 Harrison Avenue
Panama City, Florida                              32401
----------------------------------                -----------------------------
(Address of Principal                             (Zip Code)
Executive Office)

      Registrant's telephone number, including area code:  (904) 872-7000

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

                 Class:  Common Stock, par value $.01 per share
                 Outstanding at September 30, 1995:  3,395,815

     Transitional Small Business Disclosure Format:  YES           NO   X
                                                         -----        ------

         Items 1 and 2 of Part I of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 are hereby amended as set forth below.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                          June 30, 1996              December 31, 1995
                                                          -------------              -----------------
                                                                       (in thousands)
ASSETS
Cash                                                         $  4,827                      $  5,686
Interest-bearing deposits                                      24,297                         8,751
                                                             --------                      --------
 Cash and cash equivalents                                     29,124                        14,437
Loans held for sale                                             3,263                         3,304
Securities available for sale - net                            86,430                        32,543
Securities held to maturity - net
   (approximate market values - $68,640
    at December 31, 1995)                                                                    68,848
Loans receivable - net                                        170,295                       171,379
Accrued interest receivable:
 Loans                                                          1,513                         1,499
 Securities                                                       463                           552
Real estate owned                                                 324                           317
Premises and equipment - net                                    4,374                         4,401
Federal Home Loan Bank ("FHLB") stock - at cost                 2,766                         2,766
Deferred income taxes                                           2,216                         1,852
Other assets                                                    1,620                         1,431
                                                             --------                      --------

                      TOTAL                                  $302,388                      $303,329
                                                             ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $245,652                      $250,041
FHLB advances                                                  32,521                        30,721
Advances by borrowers for taxes and insurance                   1,557                           701
Income tax payable                                                 82                            45
Other liabilities                                               1,528                         1,247
                                                             --------                      --------

Total liabilities                                             281,340                       282,755
                                                             --------                      --------


STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized;
 none issued and outstanding
Common stock, 6,500,000 shares, $.01 par value
 per share authorized; 3,384,645 and
 3,358,245 shares issued and outstanding,
 respectively                                                      34                            34
Additional paid-in capital                                     16,171                        16,096
Unrealized gains (losses) on securities
 available for sale - net of taxes                              (492)                           112
Retained income, partially restricted                           5,335                         4,332
                                                             --------                      --------
Total stockholders' equity                                     21,048                        20,574
                                                             --------                      --------

                      TOTAL                                  $302,388                      $303,329
                                                             ========                      ========

See accompanying notes to consolidated financial statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30,
                                                       -----------------------------        --------------------------
                                                          1996              1995               1996           1995
                                                       ------------    -------------        -----------    -----------
                                                                       (in thousands)
INTEREST INCOME:
Loans                                                     $3,876            $3,711            $7,694           $7,353
Securities                                                 1,442             1,295             3,105            2,568
Other interest income                                        279               322               467              527
                                                          ------            ------            ------          -------
  Total interest income                                    5,597             5,328            11,266          $10,448
                                                          ------            ------            ------          -------
INTEREST EXPENSE:
Deposits                                                   2,737             2,789             5,540            5,294
Short-term borrowings                                         11                 9                22               47
Long-term borrowings                                         429               429               868              859
                                                          ------            ------            ------          -------
  Total interest expense                                   3,177             3,227             6,430            6,200
                                                          ------            ------            ------          -------
NET INTEREST INCOME                                        2,420             2,101             4,836            4,248
Provision for losses on loans                                                                                      10
                                                          ------            ------            ------          -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOSSES ON LOANS                             2,420             2,101             4,836            4,238
                                                          ------            ------            ------          -------
OTHER INCOME:
Loan correspondent and servicing fees                        155               118               301              247
Service charges                                              201               189               407              363
Gains (losses) on sales of:
 Loans                                                        36                77                77               94
 Securities available for sale                                17                                  30             (65)
 Pair-off transactions and equity
  securities                                                                     5                                  5
 Real estate owned                                           108                61               109              214
Other operating income                                        96               134               245              250
                                                          ------            ------            ------          -------
   Total other income                                        613               584             1,169            1,108
                                                          ------            ------            ------          -------
OPERATING EXPENSES:
Employee compensation and benefits                           849               845             1,679            1,599
Occupancy and equipment                                      377               342               741              683
Advertising, promotion and training                          157                61               222              153
Expenses related to reorganization
  and name change                                                              121                                153
Federal deposit and other insurance
  premiums                                                   179               185               356              368
Professional fees                                             91                70               157              158
Other operating expenses                                     315               256               591              501
                                                          ------            ------            ------          -------
  Total operating expenses                                 1,968             1,880             3,746            3,615
                                                          ------            ------            ------          -------
INCOME BEFORE INCOME TAXES                                 1,065               805             2,259            1,731
Provision for income taxes                                   403               302               852              617
                                                          ------            ------            ------          -------
NET INCOME                                                $  662            $  503            $1,407          $ 1,114
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
                                                          ======            ======            ======          =======

DIVIDENDS PER SHARE                                       $  .06            $                 $  .12          $
                                                          ======            ======            ======          =======

See Notes to Condensed Consolidated Financial Statements.

                         FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six Months Ended
                                                                          June 30,
                                                             -------------------------------
                                                                1996                 1995
                                                             ----------           ----------
                                                                      (in thousands)
Cash flows from operating activities:
  Interest received from loans                                  $ 7,680              $ 7,246
  Interest received from securities
   and interest-earning assets                                    3,661                3,151
  Interest paid on deposits and borrowings                      (6,448)              (6,225)
  Loan fees received                                                464                  380
  Service charges received                                          407                  363
  Loans originated for sale                                    (17,253)             (13,594)
  Proceeds from sales of loans held for sale                     17,595               11,874
  Cash paid to employees and vendors                            (3,648)              (3,598)
  Other, net                                                    (1,131)                (468)
                                                               -------              -------
    Net cash (used in) provided by operating
      activities                                                  1,327                (871)
                                                                -------             -------

Cash flows from investing activities:
  Net loan activity other than purchases and sales                1,008                (563)
  Principal collected on securities                              13,121                7,295
  Purchases of:
   Loans and participations                                     (2,024)
   Securities                                                  (10,714)             (17,290)
   Trading securities                                                                  (116)
   Premises and equipment                                         (118)                (284)
  Proceeds from sales of:
   Loans and participations                                         749
   Securities                                                    12,546                6,342
   Trading securities                                                                     59
   Real estate owned                                                306                  481
   Other, net                                                       549                1,115
                                                                -------              -------
     Net cash (used in) provided by investing
      activities                                                 15,423              (2,961)
                                                                -------             -------

Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                                     (4,389)               15,265
   FHLB advances                                                  1,800              (3,736)
   Advances by borrowers for taxes and insurance                    856                  958
  Net proceeds from exercise of stock options                        74                   55
  Dividends paid                                                  (404)
                                                                  -----              -------
    Net cash provided by (used in) financing
     activities                                                 (2,063)               12,542
                                                                -------              -------


Net increase in cash and cash equivalents                        14,687                8,710
Cash and cash equivalents at beginning of period                 14,437               12,766
                                                                -------              -------
Cash and cash equivalents at end of period                      $29,124              $21,476
                                                                =======              =======

                                                                      Six Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                  1996                1995
                                                               ----------          ----------
                                                                      (in thousands)
Reconciliation of net income to net cash
  provided by operating activities:
   Net income                                                   $ 1,407              $ 1,114
                                                                -------              -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for losses on loans                                                        10
     Increase in deferred income taxes                            (364)                 (32)
     Increase in income tax payable                                  37                   14
     Accretion of discounts/amortization of
      premiums on mortgage loans and deferred
      loan fees - net                                             (154)                (109)
     Accretion of discounts/amortization of
      premiums on securities - net                                  147                 (12)
     (Increase)decrease in interest receivable
      on interest-earning assets                                     75                 (51)
     Decrease in accrued interest payable                          (18)                 (25)
     Depreciation and amortization                                  146                  172
     Net (gains)losses on sales of:
      Loans                                                        (77)                 (94)
      Securities available for sale                                (30)                   65
      Pair-off transactions                                                              (1)
      Trading securities                                                                 (4)
      Real estate owned                                           (109)                (214)
     Write-off obsolete premises and equipment                                            32
     (Increase)decrease in loans held for sale                       41              (1,758)
     Increase in accrued expenses and
      other liabilities                                             281                  239
     (Increase)decrease in other assets                            (55)                (217)
                                                                  ----              -------
      Total adjustments                                            (80)              (1,985)
                                                                   ----             -------

Net cash provided by operating activities                       $ 1,327             $  (871)
                                                                =======             =======

Income taxes paid                                               $   815              $   635
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


                                                         Weighted
                                                        Avg. Number       Average
                                                         of Shares         Stock
                                                        Outstanding        Price
                                                        -----------        -----
 Primary Earnings Per Share:
      For the quarter ended June 30, 1996                3,412,268           $9.65
      For the quarter ended June 30, 1995                3,372,550            5.56
      For the six months ended June 30, 1996             3,416,372            8.77
      For the six months ended June 30, 1995             3,364,730            5.44

                                                        Weighted
                                                       Avg. Number         Average
                                                        of Shares           Stock
                                                       Outstanding          Price
                                                       -----------          -----
 Fully Diluted Earnings Per Share:
      For the quarter ended June 30, 1996               3,416,606           $11.13
      For the quarter ended June 30, 1995               3,372,550             5.56
      For the six months ended June 30,1996             3,423,981            11.13
      For the six months ended June 30, 1995            3,365,469             5.50


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

On May 29, 1996, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with Regions Financial Corporation ("Regions") pursuant to which Regions will acquire all of the issued and outstanding shares of common stock of the Company. Per the terms of the Agreement and as a condition to Regions obligation to perform, the Company is required to dispose of certain specified mortgage-related securities. At September 30, 1996, three such securities valued at $4.8 million remained available for sale. As a consequence of the Agreement, effective as of June 30, 1996, the Company transferred all of its securities, totalling $67.4 million, from the held to maturity portfolio to the available for sale portfolio in order to comply with the provisions of SFAS NO. 115. In conjunction with such transfer, unrealized losses of $301,000, net of taxes, were recorded as a reduction to stockholders' equity as of June 30, 1996. See Note 10 hereto.

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

Note 7 - Regulatory Capital Requirements

At June 30, 1996 the Bank was in compliance with all existing applicable regulatory capital standards and had the following regulatory capital and capital ratios (dollars in thousands):

                                  Actual                                     Actual
                                  Capital       Required       Excess        Capital       Required
                                  Amount        Amount         Amount        Ratio         Ratio
                                  --------      --------    ------------     --------      --------
Adjusted tangible capital
   to adjusted total assets        $20,988       $4,544        $16,444          6.9%          1.5%
Adjusted core capital to
   adjusted total assets            20,988        9,088         11,900          6.9           3.0
Total risk-based capital to
   total risk-weighted assets       22,842       12,042         10,800         15.2           8.0

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

The schedule below summarizes the activity of officer and employee stock options for the periods shown:

                                                        June 30,
                                            ------------------------------
                                               1996               1995
                                            ---------           ---------
Balance, January 1, 1996                      111,525             143,175
Granted                                         1,200              29,800
Exercised                                    (29,400)            (10,575)
Terminated                                    (1,300)            (27,500)
                                             -------             -------
Balance, end of period                         82,025             134,900
                                              =======             =======
Weighted average price
   at end of period                             $3.83               $2.90
                                                =====               =====
Options exercisable at
   June 30, 1996                               82,025             125,700
                                              =======             =======

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

FINANCIAL CONDITION

At June 30, 1996, total assets of the Company amounted to $302.4 million, a decrease of $900,000 from the December 31, 1995 balance of $303.3 million, primarily due to an aggregate decrease of $15.0 million in the securities portfolio and a $1.1 million decrease in loans receivable (including loans held for sale). These decreases were substantially offset by a $14.7 million increase in cash and cash equivalents. During the six months ended June 30, 1996, the Company purchased $10.7 million in mortgage-backed and other securities, sold $12.5 million in securities and received $13.1 million in principal repayments. Net loans receivable decreased by $1.1 million due to loan sales and principal repayments. Net deposits decreased by $4.4 million primarily due to disintermediation into other investments and other financial institutions offering higher yields.

Stockholders' equity at June 30, 1996 was $21.0 million or $6.22 per share ($6.16 on a fully diluted basis) compared to $20.6 million or $6.13 per share ($6.05 on a fully diluted basis) at December 31, 1995. The increase in stockholders' equity reflected net income and to a lesser extent the issuance of shares of common stock pursuant to options exercised during the six months ended June 30, 1996. Partially offsetting this increase were unrealized losses, net of income taxes, on securities available for sale totalling $492,000 at June 30, 1996 compared to gains of $112,000 at December 31, 1995.

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

The following table shows comparative data on non-performing assets at the dates indicated:

                                                    Total Non-Performing Assets at
                                        ----------------------------------------------------
                                         June 30, 1996    December 31, 1995    June 30, 1995
                                        --------------    -----------------    -------------
                                                        (dollars in thousands)
Nature of Collateral:
  Residential real estate                  $  230               $  190               $  152
  Commercial real estate                    1,052                1,371                2,511
  Land                                        186                  264                  186
  Consumer and other                          235                  137                   63
                                           ------               ------               ------
                                            1,703                1,962                2,912
Specific valuation allowances               (585)                (596)                (202)
                                          ------               ------               ------
                                            1,118                1,366                2,710

Loans considered troubled
  debt restructurings                         595                1,371                1,399
Loans on properties
  under contract to sell                                            41                   42
                                           ------               ------               ------
     Total - net                           $1,713               $2,778               $4,151
                                           ======               ======               ======
  Percentage of total assets                  0.6%                 0.9%                 1.4%
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

                                                                               Three Months Ended June 30
                                                    ------------------------------------------------------------------------------
                                                                     1996                                     1995
                                                    ---------------------------------------     ----------------------------------
                                                At
                                          June 30, 1996     Average                Average       Average                Average
                                            Yield/Rate      Balance   Interest   Yield/Rate(1)   Balance   Interest   Yield/Rate(1)
                                          --------------   --------------------------------     ----------------------------------
                                                                             (Dollar Amounts in Thousands)
Interest-earning assets:
         Loans                                8.64%         $174,319      $3,876      8.89%      $174,454      $3,711       8.51%
         Mortgage-backed
         securities(3)                        6.62            29,734         456      6.14         31,802         509       6.40
         Other securities(3,4)                6.51            63,617         986      6.20         50,151         786       6.27
         Other interest-earning
            assets(3,5)                       5.40            20,647         279      5.44         21,111         322       6.12
                                                            --------       -----                 --------      ------
Total interest-earning
         assets                               7.70%          288,317       5,597      7.77        277,518       5,328       7.68
                                              ----          --------      ------      ----       --------      ------       ----

Interest-bearing
         liabilities:
            Deposits                          4.42           248,216       2,737      4.44        238,033       2,789       4.70
            FHLB advances(3,6)                6.08            28,963         440      6.11         29,324         438       5.99
                                                            --------      ------                 --------      ------
Total interest-bearing
         liabilities                          4.61           277,179       3,177      4.61        267,357       3,227       4.84
                                              ----          --------      ------      ----       --------      ------       ----

Net earning balance and
interest rate spread                          3.09%         $ 11,138                  3.16%      $ 10,161                   2.84%
                                              ====          ========                  ====       ========                   ====

Average interest-earning
         assets, net interest income
         and net interest margin on
         average interest-earning
         assets(7)                                          $288,317      $2,420      3.38%      $277,518      $2,101       3.04%
                                                            ========      ======      ====       ========      ======       ====
                                                                        Six Months Ended June 30
                                            ------------------------------------------------------------------------------
                                                            1996                                       1995
                                            -------------------------------------    --------------------------------------

                                              Average                Average          Average                   Average
                                              Balance   Interest   Yield/Rate(1)      Balance     Interest    Yield/Rate(1)
                                            -------------------------------------    --------------------------------------
                                                                       (Dollar Amounts in Thousands)
Interest-earning assets:
         Loans                                 $174,421     $ 7,694       8.82%         $174,415     $7,353        8.43%
         Mortgage-backed
         securities(3)                           32,265       1,024       6.35            31,822      1,006        6.32
         Other securities(3,4)                   65,461       2,081       6.36            50,400      1,562        6.20
         Other interest-earning
            assets(3,5)                          16,710         467       5.61            17,192        527        6.19
                                               --------      ------                     --------    -------
Total interest-earning
         assets                                 288,857      11,266       7.80           273,829     10,448        7.63
                                               --------      ------       ----          --------    -------        ----

Interest-bearing
         liabilities:
            Deposits                            248,727       5,540       4.48           233,875      5,294        4.56
            FHLB advances(3,6)                   29,747         890       6.02            30,453        906        6.00
                                               --------      ------                     --------    -------
Total interest-bearing
         liabilities                            278,474       6,430       4.64           264,328      6,200        4.73
                                               --------      ------       ----          --------    -------        ----

Net earning balance and
interest rate spread                           $ 10,383                   3.16%         $  9,501                   2.90%
                                               ========                   ====          ========                   ====

Average interest-earning
         assets, net interest income
         and net interest margin on
         average interest-earning
         assets(7)                             $288,857      $4,836       3.37%         $273,829    $ 4,248        3.13%
                                               ========      ======       ====          ========    =======        ====

-------------------------

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

4 included herein).  The table below details the components discussed above:

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------     -----------------
                                       1996      1995         1996      1995
                                     --------  --------     -------   -------
Gain/(loss) on sale
  to FHLMC and SLMA                  $(70)        $43       $(51)        $90

Gain under SFAS No. 122                 52         34         109         34
Market value adjustment on
  loans held for sale - net             25                   (10)
Hedging transactions                    29                     29       (30)
                                      ----        ---        ----       ---
Gain/(loss) on sale of loans          $ 36        $77        $ 77        $94
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

The Company's consolidated stockholders' equity totalled $21.0 million or 7.0% of total consolidated assets at June 30, 1996 while the Bank's equity equalled $20.8 million or 6.9% of total consolidated assets at June 30, 1996 based on generally accepted accounting principles ("GAAP"). Under OTS regulations, the regulatory capital requirements for the Bank are (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 3.0% of adjusted total assets, and (iii) total risk-based capital equal to 8.0% of risk-weighted assets. The Bank's actual capital ratios were 6.9% for tangible and core capital and 15.2% for risk-based capital at June 30, 1996. For purposes of calculating the Bank's regulatory capital, unrealized losses on securities available for sale are not deducted from the Bank's equity. The Bank is currently in compliance with all existing applicable regulatory capital standards. See Note 7 included herein and Note 15 in the Annual Report for further information related to the Bank's capital compliance.

IMPACT OF REGULATORY DEVELOPMENTS

The deposits of the Company are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"), which, due to the large number of failed savings institutions in recent years, has been unable to attain a statutorily-required reserve ratio of 1.25% of insured deposits. Legislation was inacted on September 30, 1996 pursuant to which SAIF members will be required to pay a special one-time assessment in an amount which in the aggregate would be sufficient to bring the reserve ratio in the SAIF Fund to the required level. Based on the level of reserves maintained by the SAIF Fund, it was determined that the amount of the special assessment required to recapitalize the SAIF would be 65.7 basis points of SAIF-assessable deposits as of March 31, 1995. The one-time special assessment of 65.7 basis points resulted in the Company incurring a pre-tax charge of approximately $1.5 million for the quarter ended September 30, 1996, which charge does not affect the Bank's status as a "well-capitalized" institution under applicable laws and regulations. The special assessment was due on October 1, 1996 and will be payable on November 27, 1996. The FDIC will adjust the SAIF premiums for the first half of 1997 to take into account its new premium schedule as of October 1, 1996 and the resulting overpayment already made for the last quarter of 1996. The Bank's assessment rate will decline to approximately 6.44 basis points per $100 of deposits from 23 basis points. As noted, the assessment was expensed in the third quarter of 1996 and is tax deductible, resulting in a net charge of $960,000. Deposits of commercial banks are insured by the Bank Insurance Fund ("BIF") also administered by the FDIC. The SAIF-BIF provisions of the legislation provide for (1) an immediate recapitalization of SAIF;

(2) FICO debt sharing by banks and thrifts; and (3) a proposed merger of BIF and SAIF possibly as early as January 1, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FLORIDA FIRST BANCORP, INC.





Date:  October 15, 1996                     By:  /s/ Andrew W. Stein
                                                -----------------------------
                                                ANDREW W. STEIN
                                                President and
                                                Chief Executive Officer



Date:  October 15, 1996                     By:  /s/ Barbara Larrabee Haag
                                                -----------------------------
                                                BARBARA LARRABEE HAAG
                                                Senior Vice President and
                                                Chief Financial Officer