Form 10QSB
period 1996-09-30
FLORIDA FIRST BANCORP INC
filed 1996-11-13
CIK 944628

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

  /X/            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Quarter Ended:  September 30, 1996
                                       or

  / /          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from            to
                                           ----------    ----------

                        Commission File Number:  0-25930

                          FLORIDA FIRST BANCORP, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

Florida                                                  59-3310686
-----------------------------------                      -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

144 Harrison Avenue
Panama City, Florida                                     32401
--------------------                                     -----------------------
(Address of Principal                                    (Zip Code)
Executive Office)


      Registrant's telephone number, including area code:  (904) 872-7000

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

                 Class:  Common Stock, par value $.01 per share
                  Outstanding at October 31, 1996:  3,396,015

       Transitional Small Business Disclosure Format: YES        NO   X
                                                          -----     -----

                                     INDEX

                                                                                       Page
                                                                                       ----

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements and Notes (Unaudited)

           Condensed Consolidated Statements of Financial
           Condition as of September 30, 1996 and
           December 31, 1995                                                               1

           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30,
           1996 and 1995                                                                   2

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1996
           and 1995                                                                      3-4

           Notes to Condensed Consolidated Financial
           Statements                                                                   5-11

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         12-26


PART II    OTHER INFORMATION                                                              27

Item 1     Legal Proceedings                                                              27

Item 2     Changes in Securities                                                          27

Item 3     Defaults upon Senior Securities                                                27

Item 4     Submission of Matters to a Vote of Security Holders                            27

Item 5     Other Information                                                              27

Item 6     Exhibits and Reports on Form 8-K                                               27

           Signature Page                                                                 28

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                   September 30, 1996         December 31, 1995
                                                                   ------------------         -----------------
                                                                                  (in thousands)
ASSETS
Cash                                                                     $  5,197                  $  5,686
Interest-bearing deposits                                                  29,755                     8,751
                                                                         --------                  --------
 Cash and cash equivalents                                                 34,952                    14,437
Loans held for sale                                                         2,336                     3,304
Securities available for sale - net                                        79,857                    32,543
Securities held to maturity - net
  (approximate market value at December 31, 1995
   was $68,640)                                                                                      68,848
Loans receivable - net                                                    167,157                   171,379
Accrued interest receivable:
 Loans                                                                      1,430                     1,499
 Securities                                                                   415                       552
Real estate owned                                                             240                       317
Premises and equipment - net                                                4,381                     4,401
Federal Home Loan Bank ("FHLB") stock - at cost                             2,766                     2,766
Deferred income taxes                                                       2,069                     1,852
Other assets                                                                1,641                     1,431
                                                                         --------                  --------

               TOTAL                                                     $297,244                  $303,329
                                                                         ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                 $243,695                  $250,041
FHLB advances                                                              27,521                    30,721
Advances by borrowers for taxes and insurance                               1,998                       701
Income tax payable                                                                                       45
Other liabilities                                                           3,233                     1,247
                                                                         --------                  --------

Total liabilities                                                         276,447                   282,755
                                                                         --------                  --------


STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized;
 none issued and outstanding
Common stock, 6,500,000 shares, $.01 par value
 per share authorized; 3,395,815 and
 3,358,245 shares issued and outstanding,
 respectively                                                                  34                        34
Additional paid-in capital                                                 16,222                    16,096
Unrealized gains (losses) on securities
 available for sale - net of taxes                                           (249)                      112
Retained income, partially restricted                                       4,790                     4,332
                                                                         --------                  --------
Total stockholders' equity                                                 20,797                    20,574
                                                                         --------                  --------

               TOTAL                                                     $297,244                  $303,329
                                                                         ========                  ========

See accompanying notes to consolidated financial statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                               September 30,
                                                        ----------------------------            ------------------------------
                                                           1996                1995                  1996                1995
                                                        ---------         ----------            ----------         -----------
                                                                                   (in thousands)
INTEREST INCOME:
Loans                                                     $3,744              $3,737             $11,438               $11,090
Securities                                                 1,313               1,442               4,418                 4,010
Other interest income                                        385                 332                 851                   859
                                                          ------              ------             -------               -------
  Total interest income                                    5,442               5,511              16,707               $15,959
                                                          ------              ------             -------               -------
INTEREST EXPENSE:
Deposits                                                   2,718               2,919               8,258                 8,213
Short-term borrowings                                         10                  10                  32                    57
Long-term borrowings                                         371                 433               1,238                 1,292
                                                          ------              ------             -------               -------
  Total interest expense                                   3,099               3,362               9,528                 9,562
                                                          ------              ------             -------               -------
NET INTEREST INCOME                                        2,343               2,149               7,179                 6,397
Provision for losses on loans                                                                                               10
                                                          ------              ------             -------               -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOSSES ON LOANS                             2,343               2,149               7,179                 6,387
                                                          ------              ------             -------               -------
OTHER INCOME:
Loan correspondent and servicing fees                        160                 166                 461                   414
Service charges                                              222                 203                 629                   566
Gains (losses) on sales of:
 Loans                                                        82                  78                 159                   172
 Securities available for sale                               (66)                (14)                (36)                  (79)
 Pair-off transactions and equity
  securities                                                                       3                                         7
 Real estate owned                                            (2)                 83                 107                   297
Other operating income                                        89                  76                 334                   271
                                                          ------              ------             -------               -------
   Total other income                                        485                 595               1,654                 1,648
                                                          ------              ------             -------               -------
OPERATING EXPENSES:
Employee compensation and benefits                           817                 847               2,497                 2,446
Occupancy and equipment                                      362                 355               1,104                 1,038
Advertising, promotion and training                          142                  65                 364                   217
Expenses related to reorganization
  and name change                                                                 41                                       194
Federal deposit and other insurance
  premiums                                                   178                 192                 534                   561
SAIF special assessment                                    1,534                                   1,534
Professional fees                                             66                  51                 222                   209
Other operating expenses                                     276                 248                 866                   694
                                                          ------              ------             -------               -------
  Total operating expenses                                 3,375               1,799               7,121                 5,359
                                                          ------              ------             -------               -------
INCOME (LOSS) BEFORE INCOME TAXES                           (547)                945               1,712                 2,676
Income tax provision (benefit)                              (206)                358                 646                   975
                                                          ------              ------             -------               -------
NET INCOME (LOSS)                                         $ (341)             $  587             $ 1,066               $ 1,701
                                                          ======              ======             =======               =======

EARNINGS (LOSS) PER SHARE:

PRIMARY AND FULLY DILUTED
  INCOME (LOSS) PER SHARE:
NET INCOME (LOSS)                                         $ (.10)             $  .17             $   .31               $   .50
                                                          ======              ======             =======               =======

DIVIDENDS PER SHARE                                       $  .06              $  .06             $   .18               $   .06
                                                          ======              ======             =======               =======

See Notes to Condensed Consolidated Financial Statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              --------------------------------------
                                                                                 1996                        1995
                                                                              ----------                  ----------
                                                                                         (in thousands)
Cash flows from operating activities:
  Interest received from loans                                                   $11,508                     $10,985
  Interest received from securities
   and other interest-earning assets                                               5,406                       4,877
  Interest paid on deposits and borrowings                                        (9,582)                     (9,570)
  Loan fees received                                                                 689                         620
  Service charges received                                                           629                         566
  Loans originated for sale                                                      (26,515)                    (21,405)
  Proceeds from sales of loans held for sale                                      27,914                      21,055
  Cash paid to employees and vendors                                              (5,402)                     (5,463)
  Other, net                                                                        (592)                       (235)
                                                                                 -------                     -------
    Net cash provided by operating activities                                      4,055                       1,430
                                                                                 -------                     -------

Cash flows from investing activities:
  Net loan activity other than purchases and sales                                 4,015                      (4,557)
  Principal collected on securities                                               16,340                      15,217
  Purchases of:
   Loans and participations                                                       (2,024)
   Securities held to maturity                                                    (6,733)                    (33,052)
   Securities available for sale                                                  (9,100)                     (6,814)
   Trading securities                                                                                           (116)
   Premises and equipment                                                           (118)                       (671)
  Proceeds from sales of:
   Loans and participations                                                          880                       1,044
   Securities available for sale                                                  21,196                       9,348
   Trading securities                                                                                            122
   Real estate owned                                                                 306                         512
  Other, net                                                                         431                       1,020
                                                                                 -------                     -------
    Net cash (used in) provided by investing
     activities                                                                   25,193                     (17,947)
                                                                                 -------                     -------

Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                                                       (6,346)                     24,460
   FHLB advances                                                                  (3,200)                       (736)
   Advances by borrowers for taxes and insurance                                   1,297                       1,410
  Net proceeds from exercise of stock options                                        124                          78
  Dividends paid                                                                    (608)
                                                                                 -------                     -------
    Net cash provided by (used in) financing
      activities                                                                  (8,733)                     25,212
                                                                                 -------                     -------


Net increase in cash and cash equivalents                                         20,515                       8,695
Cash and cash equivalents at beginning of period                                  14,437                      12,766
                                                                                 -------                     -------
Cash and cash equivalents at end of period                                       $34,952                     $21,461
                                                                                 =======                     =======

                                                                            Nine Months Ended
                                                                               September 30,
                                                                     -------------------------------
                                                                        1996                 1995
                                                                     ----------           ----------
                                                                              (in thousands)
Reconciliation of net income to net cash
  provided by operating activities:
   Net income                                                           $1,066              $ 1,701
                                                                        ------              -------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for losses on loans                                                                10
    Increase in deferred income taxes                                     (218)                 (71)
    Increase (decrease) in income tax payable                             (394)                  96
    Accretion of discounts/amortization of
     premiums on mortgage loans and deferred
     loan fees - net                                                      (160)                (125)
    Accretion of discounts/amortization of
     premiums on securities - net                                          186                   16
    (Increase)decrease in interest receivable
     on interest-earning assets                                            207                  (97)
    Decrease in accrued interest payable                                   (54)                  (8)
    Depreciation and amortization                                          363                  262
    Net (gains)losses on sales of:
     Loans                                                                (159)                (172)
     Securities available for sale                                          36                   79
     Pair-off transactions                                                                       (1)
     Trading securities                                                                          (6)
     Real estate owned                                                    (107)                (297)
    Write-off obsolete premises and equipment                                                    34
    (Increase)decrease in loans held for sale                              969                 (402)
    Increase in accrued expenses and
     other liabilities                                                   1,987                  608
    (Increase)decrease in other assets                                     333                 (197)
                                                                        ------              -------
     Total adjustments                                                   2,989                 (271)
                                                                        ------              -------

Net cash provided by operating activities                               $4,055              $ 1,430
                                                                        ======              =======

Income taxes paid                                                       $1,040              $   822
                                                                        ======              =======

Supplemental schedule of noncash investing and
    financing activities:
    Loans settled by acquisition of
      real estate                                                       $  420              $   911
                                                                        ======              =======

See accompanying notes to consolidated financial statements.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation have been included. Such adjustments consisted of only normally recurring items. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year ending December 31, 1996. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report to Stockholders for the year ended December 31, 1995 ("Annual Report").

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified for comparative purposes.

Cash and cash equivalents include cash on hand, interest-bearing deposits and federal funds sold which are generally purchased and sold for one-day periods.

Primary earnings per share for the 1996 and 1995 periods were computed by dividing applicable income amounts by the weighted average number of shares of common stock outstanding during each period, including the effect of unexercised (but exercisable) stock options using the treasury stock method. The treasury stock method assumes that funds from the exercise of options would be used to repurchase common stock at the average market price. This method also assumes that such common stock would be purchased at the end-of-period price for fully diluted earnings per share calculations (unless the average price during the period exceeded the end-of-period price, in which case the average price would be used). Fully diluted earnings per share for the 1996 and 1995 periods were computed using the assumption that all outstanding and exercisable stock options had been converted at the beginning of each period. During the three and nine months ended September 30, 1996 and 1995, outstanding options totalling 73,755 and 138,025, respectively, were used in the calculation of primary and fully diluted earnings per share which were derived using the following information:

                                                       Weighted
                                                      Avg. Number       Average
                                                       of Shares         stock
                                                      Outstanding        Price
                                                      -----------        -----
Primary Earnings Per Share:
   For the quarter ended September 30, 1996            3,442,598        $11.12
   For the quarter ended September 30, 1995            3,399,442          6.79
   For the nine months ended September 30, 1996        3,422,754          9.55
   For the nine months ended September 30, 1995        3,370,292          5.89

                                                       Weighted         Period
                                                      Avg. Number         End
                                                       of Shares         Stock
                                                      Outstanding        Price
                                                      -----------        -----
Fully Diluted Earnings Per Share:
   For the quarter ended September 30, 1996            3,442,611        $11.13
   For the quarter ended September 30, 1995            3,408,115          7.78
   For the nine months ended September 30, 1996        3,426,883         11.13
   For the nine months ended September 30, 1995        3,389,405          7.78

Note 2 - Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Florida First Bancorp, Inc., ("FFB"), its wholly owned subsidiary, Florida FirstBank (the "Bank") and, during the 1995 periods, the Bank's wholly owned subsidiary, Service First, Inc. ("Service First"), (such entities
collectively referred to as the "Company").   The Company's consolidated
results of operation are primarily those of the Bank. Sales of the Bank's real estate owned ("REO") was the principal activity of Service First. On January 18, 1996, the Board of Directors of the Bank, being the sole stockholder of Service First, elected to liquidate Service First and distribute its assets to the Bank. In consolidation, all significant intercompany balances and transactions have been eliminated.

Note 3 - The Reorganization

On May 1, 1995, FFB became a unitary savings and loan holding company in accordance with the terms of an Agreement and Plan of Reorganization, dated February 16, 1995 (the "Reorganization Agreement"), by and among the Bank, FFFSB Interim Federal Savings Association ("Interim") and FFB. Pursuant to the Reorganization Agreement: (1) FFB was organized as a wholly owned subsidiary of the Bank; (2) Interim was organized as a wholly owned subsidiary of FFB (3) Interim merged with and into the Bank, with the Bank as the surviving institution, and (4) upon such merger, (i) the outstanding shares of common stock, par value $1.00 per share, of the Bank became, by operation of law, on a one-for-one basis, common stock, par value $.01 per share, of FFB, (ii) the common stock of Interim held by FFB was converted into common stock of the Bank, and (iii) the common stock of FFB held by the Bank was cancelled (the "Reorganization"). Accordingly, the Bank became a wholly owned subsidiary of FFB and the stockholders of the Bank became stockholders of FFB.

The common stock of FFB was registered with the Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended, and was substituted for the common stock of the Bank on the Nasdaq National Market System under the symbol "FFPC." In addition, in connection with the Reorganization, the Bank made a capital distribution to FFB in the amount of $500,000. During the second quarter of 1996, the Bank made an additional capital distribution to FFB totalling $500,000. The Reorganization was accounted for in a manner similar to a pooling of interests method of accounting which treats the historical balance sheet and income statement accounts of the combining companies as though the combination had occurred at the beginning of the earliest period shown.

Note 4 - Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market or for sale to correspondents are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. At September 30, 1996, loans held for sale amounted to $2.3 million which included a negative market adjustment of $2,500. At December 31, 1995, a market adjustment was not required on the $3.3 million of loans held for sale at such date since there would have been a gain in the aggregate. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon the sale of loans to the extent that the Bank has not obtained prior commitments by investors to purchase such loans at agreed upon terms or otherwise hedged the value of the loans against changes in interest rates. (The cost of forward commitments (see below) used by the Bank is deducted from the net gain or loss on the sale of mortgage loans.)

The Bank currently employs forward commitments of 90 days or less as a hedging technique to protect the value of its mortgage production from "pipeline risk" (the risk created by offering and committing to agreed-upon interest rates for a future closing, generally within 60 days). Forward commitments are legal agreements between two parties to purchase and sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. The Bank adjusts the amount of its unhedged loans in process based on market conditions and loan closing rates. On September 30, 1996, the Bank had no outstanding hedge contracts. At September 30, 1996, the Bank had a total pipeline of loans in process pending closing of $1.8 million, of which $1.5 million had locked-in rates with commitments to fund, as well as loans of $2.3 million which had closed and were available for sale. The Bank has not used any other hedging techniques.

Note 5 - Securities

Securities are classified into three categories as required by Statement of Financial Accounting Standard ("SFAS") No. 115: (i) securities held to maturity, (ii) trading securities, and (iii) securities available for sale. Debt instruments that the Company has the positive intent and ability to hold to maturity are accounted for at amortized historical cost while trading securities are reported at fair value with unrealized gains or losses included in earnings. Securities available for sale are reported at fair value but unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders' equity. Fair value is defined as the amount which would be realized in a current transaction other than in a forced or liquidation sale. The quoted market price is used when available to determine the fair value. Anything not classified as held to maturity or a trading security is to be treated as available for sale. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield, and are classified as such based on management's intent and the Company's ability to hold such securities to maturity.

On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities" which permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. Any resulting redesignations were to be made in conjunction with the implementation of the FASB's supplemental guidance and had to occur no later than December 31, 1995. Furthermore, redesignations had to be accounted for at fair value in accordance with paragraph 15 of SFAS No. 115. This transition guidance meant that institutions were permitted to transfer debt securities from the held to maturity portfolio before calendar year-end 1995, without calling into question their intent to hold other debt securities to maturity. The Company reassessed the designations of its securities portfolio and subsequently transferred $13.2 million of securities from the held to maturity portfolio to the available for sale portfolio and also transferred $2.0 million of securities from available for sale to held to maturity.

On May 29, 1996, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with Regions Financial Corporation ("Regions") pursuant to which Regions will acquire all of the issued and outstanding common stock of the Company. In accordance with the terms of the Agreement and as a condition to Regions obligation to perform, the Company is required to dispose of certain specified mortgage-related securities. As a consequence of the Agreement, effective as of June 30, 1996, the Company transferred all of its securities, totalling $67.4 million, from the held to maturity portfolio to the available for sale portfolio in order to comply with the provisions of SFAS No.
115. At September 30, 1996, securities available for sale totalled $79.9 million while unrealized losses amounted to $249,000, net of deferred taxes.
As of November 1, 1996 the Company had disposed of all $21.0 million of the sepcified securities. As a result, based upon the formula contained in the Agreement, it appears that no adjustment to the purchase price per share will be required; however, the analysis of such matter has not been finalized. See
Note 10 hereto.

Note 6 - Mortgage Servicing Rights

On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination activities and those acquired through purchase transactions. When an enterprise purchases or originates mortgage loans, the cost of acquiring those loans includes the cost of the related mortgage servicing rights. If the enterprise sells or securitizes the loans and retains the servicing rights, the enterprise should allocate the total cost of the loans to the servicing rights and the loans (without the servicing rights) based on their relative fair values, if practicable. If it is not practicable to estimate fair values, the entire cost of acquiring the loans should be allocated to the mortgage loans. Any cost allocated to servicing rights should be recognized as a separate asset. The Bank adopted SFAS No. 122 during the second quarter of 1995. Servicing rights recorded under SFAS No. 122 amounted to $319,000 and $153,000 at September 30, 1996 and December 31, 1995, respectively. This amount will be amortized over the average expected life of the related loans and will effectively reduce servicing fee income in the future. Such income was reduced by $27,000 for the nine months ended September 30, 1996 due to the amortization of the servicing rights.

Note 7 - Regulatory Capital Requirements

At September 30, 1996, the Bank was in compliance with all existing applicable regulatory capital standards and had the following regulatory capital and capital ratios (dollars in thousands):


                                        Actual                                            Actual
                                        Capital          Required           Excess       Capital         Required
                                        Amount            Amount            Amount        Ratio           Ratio
                                        ------            ------            ------        -----           -----
Adjusted tangible capital
  to adjusted total assets              $20,660           $ 4,463           $16,197         6.94%          1.5%
Adjusted core capital to
  adjusted total assets                  20,660             8,926            11,734         6.94           3.0
Total risk-based capital to
  total risk-weighted assets             22,468            11,762            10,706        15.28           8.0


See Note 15 in the Annual Report for further discussion of the regulatory capital requirements applicable to the Bank.

Note 8 - Stock Compensation Program

The Bank adopted a stock compensation program ("Program") for key officers and employees in connection with its stock conversion in 1986, which Program became the Program of the Company pursuant to the terms of the Reorganization Agreement. Under the Program, the option exercise price of FFB stock shall equal at least the fair market value of the shares covered by such option on the date the option is granted. In accordance with the Bank's plan of conversion, 186,875 shares of common stock were reserved for issuance under the Program. At September 30, 1996, options covering 300 shares remained unallocated. Options granted under the Program are exercisable as determined by the Option Committee of the Board of Directors and may have a term of up to ten years.

The schedule below summarizes the activity of officer and employee stock options for the periods shown:

                                                        September 30,
                                                  ----------------------------
                                                     1996              1995
                                                  ---------         ----------

Balance, January 1                                 111,525            143,175
Granted                                              1,200             44,500
Exercised                                          (37,570)           (38,775)
Terminated                                          (1,400)           (10,875)
                                                    ------            -------
Balance, end of period                              73,755            138,025
                                                    ======            =======
Weighted average price
   at end of period                                  $3.77              $3.35
                                                     =====              =====
Options exercisable at
   September 30                                     73,755            110,225
                                                    ======            =======

Note 9 - Income Taxes

The Company follows the guidelines set forth in SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize the tax consequences of an event under the asset and liability method at the same time such event is recognized in the financial statements. As specifically related to financial institutions, the statement also provides that a deferred tax liability generally will not be recognized for "bad debt reserves" that arose in tax years beginning before December 31, 1987. However, a deferred tax liability shall be recognized for such reserves arising in tax years beginning after December 31, 1987. The Company follows the practice of filing consolidated federal and state income tax returns. Under SFAS No. 109, the Company had net deferred tax assets of approximately $2.1 million as of September 30, 1996 which were primarily related to tax bad debt reserves and excess taxable expense over book expense related to investments.

Note 10 - Recent Developments

On May 29, 1996, the Company and Regions, a bank holding company headquartered in Birmingham, Alabama, entered into the Agreement under which Regions would acquire the Company. Under the terms of the Agreement, the Company's stockholders will receive $11.65 per share in cash for each share of common stock held at the effective time of the acquisition subject to certain adjustments which may increase or decrease the acquisition consideration by up to $.29 per share. Such adjustments relate to the net gain or loss that may be experienced or incurred on the sale of the mortgage-related securities previously discussed in Note 5 hereto. The acquisition of the Company will be accounted for as a purchase and currently is not expected to be completed until January 1997. Regions' acquisition of the Company is subject to customary closing conditions, including the approval of the Company's stockholders and all applicable regulatory authorities.

                          FLORIDA FIRST BANCORP, INC.
                                 AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


GENERAL

The Company recorded a net loss for the quarter ended September 30, 1996, of $342,000 or $.10 per share compared to net income of $587,000 or $.17 per share for the same quarter in 1995. The third quarter loss is a direct result of a pre-tax charge totalling $1.5 million to record the Bank's liability for the FDIC one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF) pursuant to the Economic Growth and Paperwork Reduction Act of 1996 enacted on September 30, 1996. This amount represents 65.7 basis points of the Company's SAIF-assessable deposits as of March 31, 1995 and is tax deductible, resulting in a net after tax charge of $960,000. The assessment is required to be paid by all banking institutions with SAIF insured deposits. For the nine-month periods ended September 30, 1996 and 1995, the Company recorded net income of $1.1 million or $.31 per share compared to net income of $1.7 million or $.50 per share, respectively.

Excluding the special assessment, the Company would have earned $615,000 for the third quarter of 1996 and $2.0 million for the nine months ended September 30, 1996. Using these amounts, there would have been an improvement when comparing the three and nine-month periods ended September 30, 1996 and 1995, caused by increased net interest income, service charge income and other income. These increases would have been partially offset by reduced gains on sales of REO combined with higher operating expenses and an increased provision for income taxes. In addition, earnings per share for the three and nine months ended September 30, 1996, would have been $.18 and $.59, respectively, without the special assessment. All earnings per share amounts disclosed herein represent both primary and fully diluted calculations.


FINANCIAL CONDITION

At September 30, 1996, total assets of the Company amounted to $297.2 million, a decrease of $6.1 million from the December 31, 1995 balance of $303.3 million, primarily due to an aggregate decrease of $21.5 million in securities and a decrease of $5.2 million in net loans receivable (including loans held for sale). The decrease in securities and net loans receivable was partially offset by a $20.5 million increase in cash and cash equivalents.

Cash increased due to sales of loans and securities partially offset by deposit reductions and repayment of borrowings. Net deposits decreased by $6.3 million primarily due to disintermediation into other investments and other financial institutions offering higher yields.

Stockholders' equity at September 30, 1996 was $20.8 million or $6.12 per share ($6.07 on a fully diluted basis) compared to $20.6 million or $6.13 per share ($6.05 on a fully diluted basis) at December 31, 1995. The increase in stockholders' equity reflected net income and to a lesser extent, the issuance of common stock pursuant to options exercised during the nine months ended September 30, 1996. Partially offsetting the increase in stockholder's equity were unrealized losses, net of deferred taxes, on securities available for sale which totalled $249,000 at September 30, 1996 compared to gains of $112,000 at December 31, 1995.

ASSET QUALITY. At September 30, 1996, the Bank had loans aggregating $1.5 million on which the accrual of interest had been discontinued. As a general policy, all loans delinquent 90 days or more are placed on non-accrual status. In addition, management reviews other loans which exhibit indications of potential difficulty to determine which, if any, are impaired as to collectibility and, therefore, should be placed on non-accrual status prior to becoming 90 days delinquent. During the three and nine months ended September 30, 1996, the difference between the amount of interest income which would have been recorded had all delinquent loans been accruing throughout the period and the amount of interest income actually recorded was approximately $29,000 and $83,000, respectively, compared to $44,000 and $131,000, respectively, for the same periods in 1995. These amounts also include any interest accrued through the date immediately preceding the reclassification of any such loans as REO. The Bank did not have any loans at September 30, 1996 which were contractually past due 90 days or more and which were still accruing interest.

Total net non-performing assets (including non-accrual loans, troubled debt restructurings ("TDRs") and REO) decreased from $2.8 million at December 31, 1995 to $1.7 million at September 30, 1996. This decrease primarily reflects the reclassification of one loan totalling $750,000 from a TDR to a performing loan. Certain concessions were made for the borrower at the time the loan was classified as a TDR; however, the loan is now subject to its original terms and has performed in accordance with such terms for a significant period of time.

The following table shows comparative data on non-performing assets at the dates indicated:

                                                               Total Non-Performing Assets at
                                             ------------------------------------------------------------------
                                             September 30, 1996       December 31, 1995      September 30, 1995
                                             ------------------       -----------------      ------------------
                                                                   (dollars in thousands)
Nature of Collateral:
   Residential real estate                         $  327                $  190                   $  158
   Commercial real estate                           1,012                 1,371                    2,420
   Land                                               172                   264                      186
   Consumer and other                                 220                   137                      133
                                                   ------                ------                   ------
                                                    1,731                 1,962                    2,897
   Specific valuation
     allowances                                      (585)                 (596)                    (596)
                                                   ------                ------                   ------
                                                    1,146                 1,366                    2,301
   Loans considered
     troubled debt
     restructurings                                   592                 1,371                    1,383
   Loans on properties
     under contract to sell                                                  41                       42
                                                   ------                ------                   ------

     Total - net                                   $1,738                $2,778                   $3,726
                                                   ======                ======                   ======
Percentage of total assets                           0.58%                 0.90%                    1.22%
                                                   ======                ======                   ======

The Bank classifies certain loans as TDRs because such loans bear terms which do not comply with the Bank's standard underwriting criteria and relate to loans which were troubled or non-performing. Modifications to these loans have primarily consisted of temporary payment deferrals and extensions of generally two years or less of the maturity date. Interest earned on all restructured loans for the three and nine months ended September 30, 1996 was not materially different from the interest that would have been earned if the modifications had not been made. The Bank's restructured loans are performing loans but are included in the calculation of non-performing assets because the terms have been modified due to specific or anticipated difficulties on the part of the borrower.

The following table summarizes activity related to the allowances for losses on loans for the nine months ended September 30, 1996:

                                         General     Specific       Total
                                         -------     --------       -----
                                               (In Thousands)
Balance, January 1, 1996                $3,143        $596        $3,739
Charge-offs                               (255)        (11)         (266)
                                        ------        ----        ------

Balance, September 30, 1996             $2,888        $585        $3,473
                                        ======        ====        ======

The Bank's policy as it relates to general reserves uses the guidelines prescribed by the "Interagency Policy Statement on the Allowance for Loan and Lease Losses" dated December 21, 1993 ("Policy Statement") and issued by the Federal Financial Institutions Examination Council ("FFIEC"). These guidelines, which effectively supersede previous OTS proposed guidance, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for analyzing the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." Management of the Bank has reviewed all of the factors and the various quantitative measures to create a methodology that serves as the basis for subjectively determining the necessary level for general reserves.

The general reserve is management's estimate of possible loss since there is no way to measure with certainty all of the risks inherent in the Bank's loan portfolio. In addition to the factors mentioned above, the subjective analysis includes, among others, such factors as historical loss experience, identification of adverse situations related to borrowers, current economic conditions and collateral values. Using this formula and all available information, management believes that its allowance for losses was adequate as of September 30, 1996; however, changing economic and market factors that affect real estate values could result in the need to provide additions to the Bank's allowance in the future. Such additional provisions would adversely affect net income.

RESULTS OF OPERATIONS

As stated previously, the Company's consolidated results of operations are primarily those of the Bank. The largest components of the Bank's total income and total expense are interest items. As a result, the Bank's earnings are largely dependent upon its net interest income, which is determined principally by the Bank's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets, primarily loans and investments, and the rates paid on its interest-bearing liabilities, primarily deposits and borrowings) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by economic factors that generally affect interest rates, the level of loan demand, other investment opportunities and deposit flows. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. However, to the extent interest-bearing liabilities exceed interest-earning assets, the interest rate spread must be increased in order to offset the excess of interest-bearing liabilities in order to produce net interest income. The measurement of net interest income divided by average interest-earning assets, called the net interest margin, indicates the relationship between interest-earning assets and interest-bearing liabilities. If interest-earning assets exceed interest-bearing liabilities, as it does for the Company, the net interest margin will be greater than the interest rate spread. If the opposite situation exists, the net interest margin will be less than the interest rate spread.

NET INTEREST INCOME. The Company earned net interest income (before provision for losses on loans) of $2.3 million and $7.2 million for the three and nine months ended September 30, 1996, respectively, compared to $2.1 million and $6.4 million, respectively, for the same periods in 1995. General market rates of interest increased during the first part of 1995, declined during the remainder of 1995, increased somewhat during the first half of 1996 and have stabilized since then. When market rates of interest declined, it had a positive affect on the Company's net interest income since its liabilities during those periods repriced more frequently than its assets. When rates increased during 1996, there was limited effect on the net interest income since the Company was able to delay increasing rates on its deposit products and was able to restructure a portion of its debt.

The Company's interest rate spreads for the three and nine months ended September 30, 1996 were both 3.16%, compared to 2.86% and 2.83%, respectively, for the same periods in 1995. Average interest-earning assets exceeded average interest-bearing liabilities by $11.5 million and $10.8 million for the three and nine months ended September 30, 1996, respectively, compared to $11.1 million and $12.0 million during the same periods in 1995.

The following table sets forth for the periods indicated information regarding
(i) the average balances of interest-earning assets and interest-bearing liabilities, (ii) the total dollar amount of interest income and interest expense, and (iii) the resultant average yields and costs and the net interest margins. Average balances are determined on a monthly basis unless otherwise noted. The yields and costs at September 30, 1996 are also included.

                                                                    Three Months Ended
                                            -------------------------------------------------------------------
                                                   September 30, 1996                September 30, 1995
                                            ---------------------------------   -------------------------------
                                 At
                           Sept. 30, 1996   Average                 Average     Average               Average
                             Yield/Rate     Balance     Interest  Yield/Rate(1) Balance   Interest  Yield/Rate(1)
                             ----------     -------     --------  ----------    -------   --------  ----------
                                                          (Dollar Amounts in Thousands)
Interest-earning assets:
    Loans                        8.63%      $172,296      $3,745       8.69%    $173,946    $3,737        8.59%
    Mortgage-backed
        securities(3)            6.88         30,889         500       6.48       33,899       542        6.40
    Other securities(3,4)        6.64         51,594         812       6.30       55,946       900        6.43
    Other interest-earning
        assets(3,5)              5.34         27,288         385       5.61       21,743       332        6.06
                                            --------      ------                --------    ------
Total interest-earning
    assets                       7.71        282,067       5,442       7.72      285,534     5,511        7.72
                                 ----       --------      ------       ----     --------    ------        ----

Interest-bearing
    liabilities:
        Deposits                 4.42        245,259       2,718       4.41      245,506     2,919        4.72
        FHLB advances(3,6)       6.14         25,261         381       6.00       28,924       443        6.07
                                            --------      ------                --------    ------
Total interest-bearing
    liabilities                  4.59        270,520       3,099       4.56      274,430     3,362        4.86
                                 ----       --------      ------       ----     --------    ------        ----

Net earnings balance and
    interest rate spread         3.12%      $ 11,547                   3.16%      11,104                 2.86%
                                 ====       ========                   ====     ========                 ====

    Average interest-earning
    assets, net interest income
    and net interest margin on
    average interest-earning
    assets(7)                               $282,067      $2,343       3.30%    $285,534    $2,149       2.99%
                                            ========      ======       ====     ========    ======       ====



                                                                Nine Months Ended
                                  ------------------------------------------------------------------------------
                                          September 30, 1996                       September 30, 1995
                                  ------------------------------------    --------------------------------------
                                  Average                     Average     Average                        Average
                                  Balance      Interest     Yield/Rate(1) Balance       Interest      Yield/Rate(1)
                                  -------      --------     ----------    -------       --------      ----------
                                                        (Dollar Amounts in Thousands)
Interest-earning assets:
    Loans                          $173,753     $11,439         8.78%     $174,252       $11,090           8.49%
    Mortgage-backed
        securities(3)                31,806       1,524         6.39        32,860         1,548           6.28
    Other securities(3,4)            60,839       2,894         6.34        53,173         2,462           6.17
    Other interest-earning
        assets(3,5)                  20,236         851         5.62        19,468           859           5.90
                                   --------     -------                   --------       -------
Total interest-earning
    assets                          286,634      16,708         7.77       279,753        15,959           7.61
                                   --------     -------         ----      --------       -------           ----

Interest-bearing
    liabilities:
        Deposits                    247,677       8,258         4.45       237,733         8,213           4.62
        FHLB advances(3,6)           28,125       1,271         6.04        30,001         1,349           6.01
                                   --------     -------                   --------       -------
Total interest-bearing
    liabilities                     275,802       9,529         4.61       267,734         9,562           4.78
                                   --------     -------         ----      --------       -------           ----

Net earnings balance and
    interest rate spread           $ 10,832                     3.16%     $ 12,019                         2.83%
                                   ========                     ====      ========                         ====

    Average interest-earning
    assets, net interest income
    and net interest margin on
    average interest-earning
    assets(7)                      $286,634     $ 7,179         3.35%     $279,753       $ 6,397           3.06%
                                   ========     =======         ====      ========       =======           ====

(1) Average yields and costs have been annualized using information for the three- and nine-month periods, respectively.

(2) Yield calculations at September 30, 1996 are based on note rates, and do not consider the non-accrual of interest for loans that are non-performing. Management's estimate of the effect of inclusion of loans on non-accrual would indicate no material change in the yields stated.

(3) Average balances were calculated on a daily basis. Securities totals include those available for sale.

(4) Includes the cost of hedging activities. Without hedging activities, the average yield on other securities would have been 6.34% and 6.37% for the three and nine months ended September 30, 1996, respectively, and 6.47% and 6.21% for the same respective periods in 1995. The average yield on interest-earning assets would have been 7.72% and 7.77% for the three and nine months ended September 30, 1996, respectively, and 7.73% and 7.61% for the same respective periods in 1995.

(5)   Includes interest-bearing deposits and stock in the FHLB of Atlanta.

(6) Includes the cost of hedging activities. Without hedging activities, the average cost of borrowings would have been 5.85% and 5.90% for the three and nine months ended September 30, 1996, respectively, and 5.95% and 5.89% for the same respective periods in 1995. The average cost of total interest-bearing liabilities would have been 4.54% and 4.61% for the three and nine months ended September 30, 1996, respectively, and 4.85% and 4.76% for the same respective periods in 1995.

(7) Net interest margin is the net interest income divided by average interest-earning assets.

INTEREST INCOME

INTEREST ON LOANS. For the three and nine months ended September 30, 1996 interest on loans increased $7,000 and $348,000, respectively, compared to the same periods in 1995 primarily due to an increase in the average portfolio yield from 8.59% and 8.49% to 8.69% and 8.78% for the three and nine months ended September 30, 1995 and 1996, respectively, which increase was caused by generally rising market rates of interest as well as an increase in the origination of commercial and consumer loans which generally carry a higher rate of interest than residential loans. This increase was partially offset by a decline in the average portfolio balance to $172.3 million and $173.8 million for the three and nine months ended September 30, 1996, from $173.9 million and $174.2 million for the same periods in 1995 due to declines in loan originations.

INTEREST ON SECURITIES. For the three and nine months ended September 30, 1996, interest on mortgage-backed securities decreased by $42,000 and $24,000, respectively, when compared to the same periods in 1995 primarily due to lower average portfolio balances of $30.9 million and $31.8 million for the three and nine months ended September 30, 1996, respectively, compared to $33.9 million and $32.9 million for the three and nine months ended September 30, 1995, respectively. The decrease in the average portfolio balances was primarily due to sales of mortgage-backed securities during 1996. Partially offsetting this decline was an increase in the average portfolio yield on mortgage-backed securities to 6.48% from 6.40% when comparing the three months ended September 30, 1996 to the same period in 1995, and to 6.39% from 6.28% when reviewing the nine month comparison. The increase in the average yields reflects the effects of upward repricing of variable-rate securities.

Interest and dividends on other securities decreased from $900,000 to $812,000 when comparing the three months ended September 30, 1996 and 1995, respectively, but increased from $2.5 million to $2.9 million for the nine months ended September 30, 1996 when compared to the same period in 1995. The primary cause for the nine month increase was the increase in the average portfolio balance from $53.2 million for the nine months ended September 30, 1995 to $60.9 million for the same period in 1996, which increase resulted from purchases of securities. Increased deposits and proceeds from loan sales during the end of 1995 were used to purchase securities (collateralized by mortgage loans) carrying higher yields and with increased interest-rate sensitivity. During the second and third quarters of 1996, however, the Company sold many of these securities as required by the Agreement with Regions (see
Note 5) which caused the average quarterly balance to decline from $55.9 million to $51.6 million. Also contributing to the nine-month increase in interest and dividends on other securities was an increase in the average portfolio yield from

6.17% for the nine months ended September 30, 1995 to 6.34% for the same period in 1996. However, with respect to the three months ended September 30, 1996, the average portfolio yield declined from 6.43% to 6.30% when compared to the quarter ended September 30, 1995 due to sales of higher hielding securities subsequent to the 1995 period.

In 1995, the Company purchased a five-year, $5.0 million interest rate cap providing protection if the three-year Constant Maturity Treasury index ("CMT") exceeds 9.00%. The Company purchased the cap to hedge a specific adjustable-rate security because it has a lifetime cap of 9.00%. The amortization of the cap premium reduced interest earned on securities by approximately $13,000 during both nine month periods ended September 30, 1996 and 1995. See "Interest Rate Sensitivity" included herein.

OTHER INTEREST INCOME. Other interest income, consisting of interest on insured certificates of deposit and FHLB of Atlanta overnight deposits as well as dividends on FHLB stock, increased from $332,000 to $385,000 when comparing the quarter ended September 30, 1995 to 1996 but decreased from $859,000 to $851,000 when comparing the nine month periods. The quarterly increase was primarily due to the increase in the average balance from $21.7 million to $27.3 million as a result of increased funds at the FHLB of Atlanta from loan and security sales. This increase was partially offset by a decline in the average yield from 6.06% to 5.61% for the quarters ended September 30, 1995 and 1996, respectively. The majority of the assets held during these periods were deposits at the FHLB of Atlanta which earn interest at a rate that fluctuates daily. This causes the yield to closely reflect general market interest rates which decreased during much of 1995 and part of 1996. The nine month decrease was attributable to a decrease in the average yield from 5.90% to 5.62% which decrease was partially offset by an increase in the average balance from $19.5 million to $20.2 million when comparing the nine months ended September 30, 1995 to 1996.

INTEREST EXPENSE

INTEREST ON DEPOSITS.   Deposit interest expense decreased from $2.9 million to
$2.7 million for the three months ended September 30, 1996 compared to the third quarter of 1995. Such expense remained the same at $8.2 million when comparing the nine months ended September 30, 1996 to the first nine months of 1995. The decrease in deposit interest expense when comparing the quarterly results was due to decreases in both the average balance of deposits and the average cost of deposits. The average balance of deposits decreased slightly from $245.5 million for the three months ended September 30, 1995 to $245.3 million for the same period in 1996. Also contributing to the decrease in interest expense on deposits was a decrease in the average cost of deposits from 4.72% for the three months ended September 30, 1995 to 4.41% for the same period in 1996. The interest expense for the nine months ended September 30, 1995 and 1996 was virtually the same because the effect of the declining average cost was offset by the effect of increasing average balances. The average cost of deposits declined from 4.62% to 4.45% while the average deposit balance increased from $237.7 million to $247.7 million when comparing the nine months ended September 30, 1995 to 1996. Although general market rates of interest increased during part of the first nine months of 1996, they have not reached the level experienced in mid-1995 after five quarters of rising rates. The average balance of deposits increased as a result of deposits received from the opening of a new branch in January 1995. The Bank also received $2.0 million in public deposits from the State of Florida during the first quarter of 1996. The Bank currently participates in the State of Florida's public deposits program which allows the Bank to accept deposits from municipalities, schools and other state agencies in amounts that would not be covered by federal deposit insurance. State law requires that the Bank pledge securities to cover the uninsured portion of the deposits of the state.

INTEREST EXPENSE ON BORROWINGS. For the three and nine months ended September 30, 1996, interest expense on borrowings decreased by $62,000 and $78,000 to $381,000 and $1.3 million, respectively, compared to the same periods in 1995 due to a decline in both the weighted average cost and the average balance outstanding. The weighted average interest rate on borrowings decreased from 6.07% for the three months ended September 30, 1995 to 6.00% for the three months ended September 30, 1996, and increased from 6.01% for the nine months ended September 30, 1995 to 6.04% for the same period in 1996. The primary reason for the decline in interest expense was the decrease in average borrowings from $28.9 million and $30.0 million for the three and nine months ended September 30, 1995, respectively, to $25.3 million and $28.1 million for the three and nine months ended September 30, 1996, respectively. The average balance outstanding decreased primarily due to repayments as the Bank used available funds from the sale of loans and securities to fund its obligations.

In 1994, the Bank purchased a five-year, $5.0 million interest rate cap providing protection if the three-month London Interbank Offering Rate ("LIBOR") exceeds 8.00%. This cap was purchased to lengthen the Bank's liabilities and hedge its then current interest margin. The cap added approximately $9,000 and $27,000 to the Bank's cost of funds for the three and nine months ended September 30, 1996 and 1995. See "Interest Rate Sensitivity" included herein.

PROVISION FOR LOSSES ON LOANS. For the nine months ended September 30, 1995, $10,000 was provided for estimated losses on one residential loan involving flood damage. For the same period in 1996, no loan loss provisions were established due to the low level of the Company's non-performing assets. See "Asset Quality" included herein for further details and a discussion of loss reserves.

OTHER INCOME. Other income decreased from $595,000 to $485,000 for the three months ended September 30, 1996 when compared to the same period in 1995 and showed no change at $1.6 million for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1996. The decrease in other income resulted from decreases in loan correspondent and servicing fees, and gains on sales of securities and REO. Partially offsetting these decreases were increases in service charges and gains on sales of loans.

Loan correspondent and servicing fees decreased from $166,000 to $160,000 and increased from $414,000 to $461,000 for the three and nine months ended September 30, 1995 and 1996, respectively. The year-to-date increase resulted from an improvement in the market value of loans sold to correspondents (on a servicing released basis). For the three and nine months ended September 30, 1995, loans sold to correspondents amounted to $5.2 million and $10.9 million compared to $3.5 million and $10.3 million for the same periods in 1996.

Service charges (deposit account fees and certain loan fees) increased by $19,000 from $203,000 for the three months ended September 30, 1995 to $222,000 for the same period in 1996 and increased by $63,000 from $566,000 for the nine months ended September 30, 1995 to $629,000 for the same period in 1996. This increase resulted from an increased fee structure and increased activity related to various service charges.

Gains on sales of loans amounted to $82,000 and $159,000 for the three and nine months ended September 30, 1996, compared to gains of $78,000 and $172,000 for the same periods in 1995. Gains on sales of loans consist of several components which include the actual gain/loss on sale of loans to the FHLMC and the Student Loan Marketing Association ("SLMA"), the gains recorded under the provisions of SFAS No. 122 (See Note 6 included herein), the market value adjustment for the loans held for sale and any hedging contract gain/loss (See
Note 4 included herein). The table below details the components discussed above:

                                        Three Months Ended              Nine Months Ended
                                           September 30,                   September 30,
                                      ----------------------           ---------------------
                                          1996      1995                  1996       1995
                                      ----------- ----------           ---------  ----------
Gain (loss) on sales
    to FHLMC and SLMA                   $ 14           $17             $(37)           $107
Gain under SFAS No. 122                   72            69              181             103
Market value adjustment on
    loans held for sale - net              7                             (3)
Hedging transactions                     (11)           (8)              18             (38)
                                        ----           ---             ----            ----
Net gain on sale of loans               $ 82           $78             $159            $172
                                        ====           ===             ====            ====

During the three and nine months ended September 30, 1996, $6.8 million and $17.7 million in loans were sold to FHLMC and $59,000 and $707,000 of loans were sold to the SLMA. The Company sold $4.8 million and $10.5 million of loans to FHLMC as well as $140,000 and $670,000 to SLMA during the three and nine months ended September 30, 1995. The gains during the 1995 periods resulted from the increased value of loans in the secondary market reflecting the higher interest rates being borne on newly originated fixed-rate mortgages.

Losses on sales of securities amounted to $66,000 and $36,000, respectively, for the three and nine months ended September 30, 1996. During the first nine months of 1996, the Company sold $5.7 million of mortgage-backed securities and reinvested the funds in similar securities with higher yields. In addition, the Company sold $16.2 million of private issue mortgage-backed securities in order to comply with the terms of the Agreement with Regions. (See Notes 5 and 10 included herein.) Losses on sales of securities for the nine months ended September 30, 1995 resulted from sales recorded during the first quarter of 1995. The Company sold $6.3 million of U.S. Treasury securities at a loss of $72,000. These securities were sold to obtain funds for reinvestment in assets with higher yields.

Gains on trading securities amounted to $3,000 and $7,000 for the three and nine months ended September 30, 1995 due to the sale of stock held by the Company during the second and third quarters of 1995. No such gains occurred for either the three or nine months ended September 30, 1996.

Losses on sales of REO amounted to $2,000 and gains were $107,000 for the three and nine months ended September 30, 1996, respectively, compared to gains of $83,000 and $297,000 for the same periods in 1995. During the second quarter of 1996, the Company recognized the deferred gain on the sale of one REO property sold in 1995 since the loan made to facilitate the sale now has an appropriate loan-to-value ratio. The gains during the first nine months of 1995 primarily resulted from the sale of one REO property consisting of vacant gulf-front land.

OPERATING EXPENSES. For the three and nine months ended September 30, 1996, total operating expenses were $3.4 million and $7.1 million, respectively, compared to $1.8 million and $5.4 million for similar periods in 1995. When reviewing the nine month comparison, compensation and benefits increased by $51,000, occupancy and equipment increased by $66,000, advertising, promotion and training increased by $147,000 and other operating expenses reflected an increase of $172,000. In addition, the special one-time SAIF assessment of $1.5 million was recorded on September 30, 1996 (see "General" included herein). These increases were partially offset by a $27,000 decrease in federal deposit and other insurance premiums as well as by a decrease in one-time expenses related to the Reorganization and the Bank's name change totalling $194,000.

Compensation and benefits reflected cost increases relating to general increases in salaries for merit and promotion. In addition, medical insurance costs for 1996 have increased 20% over the 1995 levels. Occupancy and equipment expense increased due to expected increases related to computer services as well as increased depreciation expense on branch renovations made in 1995. During the first nine months of 1996, advertising, promotion and training expense was higher than the same period in 1995 due to promotional and marketing costs related to efforts to increase the Company's market share in Bay County. Other operating expenses increased primarily as a reflection of costs associated with the Company's credit card program as well as various other consumer and commercial loan products. The remaining increase in other operating expenses was due to normal increases in the cost of doing business; however, none of the amounts related to these individual expenses was considered material.

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

INCOME TAXES. For the three and nine month periods ended September 30, 1996 a tax benefit of $206,000 and tax expense of $646,000, respectively, were recorded compared to tax expenses of $358,000 and $975,000, for the same periods in 1995. The provision for income tax expense was calculated through the use of the estimated annual income tax rates based on the prior year's annual taxable income. See Note 9 included herein for a discussion of SFAS No. 109 and its effect on the Company's tax provisions for the periods.

INTEREST RATE SENSITIVITY

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing within that same time frame. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net income. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative gap would be expected to experience the opposite results. At September 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same time period by $19.0 million, representing a negative cumulative one-year gap of 6.41% of total assets compared to $4.9 million or a negative 1.76% of assets at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. The Company is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Company to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels may be changed from time to time by the OTS to reflect economic conditions. The Company's average regulatory liquidity ratios for the nine months ended September

30, 1996 and 1995 were approximately 14.0% and 16.0%, respectively.

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Atlanta and other sources, including reverse repurchase agreements, and sales of loans originated for sale. At September 30, 1996, the total of approved loan commitments amounted to $5.1 million, and the Company had $5.6 million of undisbursed loan funds. Scheduled repayments of FHLB advances for the remainder of 1996 totalled $7.0 million at September 30, 1996 while the amount of savings certificates which mature during the remainder of 1996 totalled $35.5 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

The Company's consolidated stockholders' equity totalled $20.8 million or 7.0% of total consolidated assets at September 30, 1996 based upon generally accepted accounting principles ("GAAP"). Under OTS regulations, capital requirements of the Bank are (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 3.0% of adjusted total assets, and
(iii) total risk-based capital equal to 8.0% of risk-weighted assets. The Bank's actual capital ratios were 6.9% for tangible and core capital and 15.3% for risk-based capital at September 30, 1996. The Bank is currently in compliance with all existing applicable capital standards. See Note 7 included herein and Note 16 in the Annual Report for further information related to the Bank's capital compliance.

IMPACT OF REGULATORY DEVELOPMENTS

The deposits of the Company are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"), which, due to the large number of failed savings institutions in recent years, has been unable to attain a statutorily-required reserve ratio of 1.25% of insured deposits. Legislation was inacted on September 30, 1996 pursuant to which SAIF members will be required to pay a special one-time assessment in an amount which in the aggregate would be sufficient to bring the reserve ratio in the SAIF Fund to the required level. Based on the level of reserves maintained by the SAIF Fund, it was determined that the amount of the special assessment required to recapitalize the SAIF would be 65.7 basis points of SAIF-assessable deposits as of March 31, 1995. The one-time special assessment resulted in the Company incurring a pre-tax charge of approximately $1.5 million for the quarter ended September 30, 1996, which charge does not affect the Bank's status as a "well-capitalized" institution under applicable laws and regulations. The special assessment was due on October 1, 1996 and will be payable on November 27, 1996. The FDIC will adjust the SAIF premiums for the first half of 1997 to take into account its new premium schedule as of October 1, 1996 and the resulting overpayment already made for the last quarter of 1996. The Bank's assessment rate will decline to approximately 6.44 basis points per $100 of deposits from 23 basis points. As noted, the assessment was expensed in the third quarter of 1996 and is tax deductible, resulting in a net charge of $960,000. Deposits of commercial banks are insured by the Bank Insurance Fund ("BIF") also administered by the FDIC. The SAIF-BIF provisions of the legislation provide for (1) an immediate recapitalization of SAIF; (2) FICO debt sharing by banks and thrifts; and (3) a proposed merger of BIF and SAIF possibly as early as January 1, 1999, depending on the occurrence of certain events.

II.   OTHER INFORMATION

      Item 1.  Legal Proceedings

      Other than the proceedings set forth above the Company is only involved in routine legal proceedings occurring in the ordinary course of business. The lender liability suit referenced in previous filings was resolved in the Bank's favor and all pledged funds released to the Bank.

      Item 2.  Changes in Securities - not applicable.

      Item 3.  Defaults upon Senior Securities - not applicable.

      Item 4.  Submission of Matters to a Vote of Security Holders
      - not applicable.

      Item 5.  Other Information  - not applicable

      Item 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits:  not applicable

      B.  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FLORIDA FIRST BANCORP, INC.





Date:  November 8, 1996                By:  /s/ Andrew W. Stein
                                            ------------------------------
                                            ANDREW W. STEIN
                                            President and
                                            Chief Executive Officer



Date:  November 8, 1996                By:  /s/ Barbara Larrabee Haag
                                            ------------------------------
                                            BARBARA LARRABEE HAAG
                                            Senior Vice President and
                                            Chief Financial Officer